Form 10QSB
period 1999-03-31
AUDIOGENESIS SYSTEMS INC
filed 1999-05-14
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

                        COMMISSION FILE NUMBER 000-24991
                                               ---------

                            AUDIOGENESIS SYSTEMS, INC.
                            --------------------------
         (Exact name of business issuer as specified in its charter)

            New Jersey                           22-3487471
            ----------                           ----------
     (State or other jurisdiction             (IRS Employer Identification
         of incorporation)                               number)

    7 Doig Road, Suite 3, Wayne, New Jersey     07470
    ----------------------------------------    ------
    (Address of principal executive offices)   (Zip code)

    (973) 696-9400
    --------------
    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  XX      No
    ----         ----
The Company had 9,709,872 shares of common stock, par value $.0001 per share, outstanding as of March 31, 1999.

             AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY
                             INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                ARCA CORP. AND SUBSIDIARY
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 1999 AND SEPTEMBER 30, 1998...............3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998........4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998........5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
                SEPTEMBER 30, 1998 TO MARCH 31, 1999................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS................9

PART II.  OTHER INFORMATION.........................................12

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........12

      SIGNATURES....................................................13

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED BALANCE SHEETS

                              ASSETS


                                             March 31,          September 30,
                                               1999                1998
                                             --------           -------------
                                             (unaudited)          (audited)

Current assets:
  Cash                                      $   68,670            $   1,834
  Accounts receivable                           33,026               32,183
  Inventories                                   74,890               41,065
  Other current assets                             300                  300
                                            ----------            ---------
   Total current assets                        176,886               75,382

Equipment, net                                   4,116                1,990
Deposits                                         1,957                1,957
                                            ----------            ---------
  Total assets                                $182,959              $79,329
                                            ==========            =========

           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                           $  44,329            $  22,384
  Accrued expenses                             160,180              291,720
  Taxes payable                                  3,681                4,492
  Shareholder loan                              80,000               95,000
                                            ----------            ---------

    Total current liabilities                  288,190              413,596
                                            ----------            ---------

Stockholders' equity (deficit):
  Common stock (no par) authorized
  shares 50,000,000, issued and
  outstanding 9,709,872                      1,149,858            1,149,858

Accumulated deficit                         (1,255,089)          (1,484,125)
                                            ----------            ---------
  Total stockholders' equity (deficit)       ( 105,231)           ( 334,267)
                                            ----------            ---------
Total liabilities and stockholders'
  equity (deficit)                         $   182,959           $   79,329
                                            ==========           ==========

See notes to unaudited condensed consolidated financial statements.

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                          Six Months Ended
                                                              March 31,
                                                          ----------------
                                                         1999         1998
                                                         ----         ----
Sales                                                 $513,287      $243,108
Cost of sales                                          112,679       104,536
                                                       -------       -------
Gross profit                                           400,608       138,572
                                                       -------       -------
Operating expenses:
  General and administrative                           126,244       107,675
  Selling                                               62,035        31,773
  Research and development                              25,000        50,000
  Depreciation                                             487           517
                                                       -------       -------
  Total operating expenses                             213,766       189,965
                                                       -------       -------
Income (loss) from operations                          186,842     (  51,393)

Other income (expense):
  Miscellaneous income                                  45,769           -
  Interest expense                                  (    3,575)     (  3,200)
                                                       -------       -------
Income (loss) before income taxes                      229,036      ( 54,593)

Income taxes                                               -             -

Net income (loss)                                  $   229,036    ($  54,593)
                                                       =======       =======

Weighted average of common
 shares outstanding                                  9,709,872     9,709,872
                                                     =========     =========

Net income (loss) per common
   share                                             $     .02     $    (.01)
                                                     =========     =========




See notes to unaudited condensed consolidated financial statements.

                 AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       Six Months Ended
                                                            March 31,
                                                     1999            1998
                                                     ----            ----
Cash flows from operating activities:
 Net income (loss)                               $  229,036      $(54,593)
 Adjustments to reconcile net loss
   to net cash used
   by operating activities:
 Depreciation                                           487           517
 (Increase) decrease in accounts receivable        (    843)    (     381)
 (Increase) decrease in inventory                  ( 33,825)       12,997
 Increase (decrease)  in accounts payable            21,945     (  10,112)
 Increase (decrease) in accrued expenses           (131,540)       53,201
 Increase (decrease) in taxes payable              (    811)          -
 Increase (decrease) in other current liabilities  ( 15,000)          -
                                                  ----------    ---------
   Net cash provided by operating activities         69,067         1,629
                                                  ----------    ---------
Cash flows from investing activities:
 Capital expenditures                              (  2,613)          -
                                                  ----------    ---------

   Net cash used by investing activities           (  2,613)          -
                                                  ----------    ---------
   Net increase (decrease) in cash                   66,836         1,629

Cash - beginning of period                            1,834         3,779
                                                  ----------    ---------
Cash - end of period                             $   68,670     $   5,408
                                                  ==========    =========
Supplemental information:
 Cash paid for interest:                         $        0     $       0
 Cash paid for income taxes:                     $        0     $       0











See notes to unaudited condensed consolidated financial statements.

                  AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (UNAUDITED)

                               Common Stock
                          -------------------                   Total
                          Number of              Accumulated  Stockholders'
                          Shares        Amount   Deficit     Equity (Deficit)
                          ---------    -------   ----------- ----------------
Balance at September 30,
  1998                    9,709,872  $1,149,858  $(1,484,125)   $(334,267)

Net income for the six
 months ended March
 31, 1999 (unaudited)         -            -         229,036       229,036
                          ---------    -------   ----------- ----------------
Balance at December 31,
  1999                    9,709,872  $1,149,858  $(1,225,089)   $(105,231)
                          =========   =========   ========== ================




























See notes to unaudited condensed consolidated financial statements.

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared by Audiogenesis Systems, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Report on Form 10SB12G/A (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at March 31, 1999 and the results of its operations for the six months ended March 31, 1999 and 1998. Results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

1.  Organization, Operations, and Significant Accounting Policies:


Audiogenesis Systems, Inc. (the "Company") was incorporated in the state of New Jersey on January 14, 1997 as a wholly owned subsidiary of Genesis Safety Systems, Inc. ("Genesis"). On January 22, 1997 the Company acquired 100% of the operations of its parent, Genesis, in a reverse acquisition. All the assets and liabilities of the parent were carried forward at book value. The Company's operations include offering safety services, educational programs, and products to customers primarily engaged in chemical and industrial production, and currently is expanding its business by focusing on its core technologies, which include the further development of a medical device for hearing disorders and its echolocation technology.


The Company has one wholly owned subsidiary, Biowaste Technologies Systems, Inc.
(BTS).BTS was formed on July 1, 1988 for the purpose of engaging in the business of the management of infectious waste. BTS is in the development stage and, although the Company has been actively exploring various opportunities for this subsidiary, no revenues have been produced to date.

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

                           (UNAUDITED)


2.  New Accounting Pronouncements:


On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the six months ended March 31, 1999, the Company did not have any components of other comprehensive income.

SFAS No. 131 requires that companies report separately, in the financial statements, financial and descriptive information about operating segments, if applicable. During the six months ended March 31, 1999 the Company received revenue from the following segments:


                                    Safety      Audio-visual
                                    product     production
                                     sales        sales           Totals

Revenue from external customers     $213,287       $300,000        $513,287

Cost of sales                         89,581         23,098         112,679

Segment gross profit                 123,706        276,902         400,608

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Report on Form 10SB12G/A (File No. 000-24991) and the accompanying unaudited condensed consolidated financial statements.

General
-------

The Company's sales for the years ended September 30, 1997 and 1998 were $505,746 and $475,275 respectively. Sales for the three months ended
December 31, 1997 and December 31, 1998 were $120,729 and $108,723 respectively. Sales for these periods are entirely to one customer for safety products and equipment and are declining slightly over the periods presented. Sales are dependent upon the customer's research and development activities which define their need for safety equipment. Cost of goods sold remained constant at approximately 42 percent of sales for all periods presented. General and administrative expenses remained constant during the periods presented except for a one-time additional $189,053 of non-cash compensation paid to an officer of the company which is included in the year ended September 30, 1997. This additional compensation is the primary reason for the disproportional loss for fiscal 1997 of $341,016 to $175,842 for fiscal 1998.

Results of Operations
----------------------

The following discussion is for the six months ended March 31, 1999 compared to six months ended March 31, 1998.

Sales increased 111% to $513,287 in the first six months of fiscal 1999 from $243,108 in the same period of fiscal 1998 due to the completion of a $300,000 contract to produce custom audio-visual presentations to a single customer. Revenues from safety product sales decreased $29,821 during the same period. Gross profit rose in total by $262,036 and is also due to the audio-visual sales. Operating expenses rose $23,801 primarily due to an increase in salaries. Operating income increased $135,449 and was also a result of the audio-visual production sales. Without the audio-visual production sales, the Company's operating loss would have been $47,866.

Liquidity and Capital Resources
-------------------------------

The Company's cash has increased to $68,670 at March 31, 1999 from $1,834 at September 30, 1998. This increase in cash is primarily due to a lucrative sale of custom audio-visual production. The Company intends to pursue more contracts to provide this type of product to industry, however, presently there are no customers. Traditionally, the Company has lost money funding developing technologies over and above any marginal income from their safety product sales. If there is no market for the audio-visual production expertise of the Company, it is anticipated that the Company will continue with operating losses.


Impact of the Year 2000 Issue
-----------------------------

The Company's State of Readiness
--------------------------------

     The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that the Company's critical accounting information systems are Year 2000 compliant due to the fact that the Company's hardware and operating system are "off-the-shelf" products from third parties with Year 2000 compliant versions.

     As part of the Company's Year 2000 compliance review, the Company is in the process of contacting its primary vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company would not have a material adverse effect on the Company and its operations.

The Cost to Address the Company's Year 2000 Issues
--------------------------------------------------

     The Company estimates that the cost of its Year 2000 compliance issues will be less than $1,000 and is not expected to be material to the Company's financial position, cash flow or results of operations.

The Risks Associated with the Company's Year 2000 Issues
--------------------------------------------------------

     The Company believes that the risks associated with Year 2000 issues primarily relate to the failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 issues. Failure by third parties to timely remediate their Year 2000 issues could result in disruptions in the Company's supply of inventory, late, missed, or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from its significant vendors and customers, the overall risks associated with the Year 2000 issue will remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company's business, operating results and financial position.


The Company's Contingency Plan
------------------------------

     The Company has not, to date, implemented a Year 2000 contingency plan. It is the Company's intention to devote whatever resources are necessary to assure Year 2000 compliance issues are resolved. However, the Company will develop and implement a contingency plan by the end of the first half of 1999 in the event the Company's Year 2000 compliance initiatives, particularly those that relate to third parties, fall behind schedule.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject touncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the demand for safety equipment; (c) fluctuations in the operating costs of the Company; (d) uninsurable risks; and (e) general economic conditions.

PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 1 - Earnings Per Share Schedule

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AUDIOGENESIS SYSTEMS, INC.


Dated:  May 14, 1999        /s/ Sam DiGiralomo
                            ----------------------------------------
                            Sam DiGiralomo,
                            President, Chief Executive Officer and
                            Chief Financial Officer