Form 10QSB
period 1999-06-30
AUDIOGENESIS SYSTEMS INC
filed 1999-08-12
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes  XX      No
    ----         ----
The Company had 14,109,872 shares of common stock, par value $.0001 per share, outstanding as of June 30, 1999.

             AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY
                             INDEX
                                                                  PAGE
PART 1.   FINANCIAL INFORMATION                                   ----

      ITEM 1.   FINANCIAL STATEMENTS

                AUDIOGENESIS SYSTEMS, INC.
                --------------------------

                CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                JUNE 30, 1999 AND SEPTEMBER 30, 1998.................3

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS FOR
                THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998.........4

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS FOR
                THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998.........5

                CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
                SEPTEMBER 30, 1998 TO JUNE 30, 1999..................6

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.................9

PART II.  OTHER INFORMATION.........................................12

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........12

      SIGNATURES....................................................13

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED BALANCE SHEETS

                              ASSETS

                                              June 30,          September 30,
                                               1999                1998
                                             ----------         -------------
                                             (unaudited)          (audited)

Current assets:
  Cash                                      $   15,929            $   1,834
  Accounts receivable                           32,811               32,183
  Inventories                                   68,715               41,065
  Other current assets                          34,300                  300
                                            ----------            ---------
   Total current assets                        151,755               75,382

Equipment, net                                   3,931                1,990
Deposits                                         1,957                1,957
                                            ----------            ---------
  Total assets                                $157,643              $79,329
                                            ==========            =========

           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                           $  26,702            $  22,384
  Accrued expenses                             112,006              291,720
  Taxes payable                                  3,560                4,492
  Shareholder loan                              80,000               95,000
                                            ----------            ---------

    Total current liabilities                  222,268              413,596
                                            ----------            ---------

Stockholders' equity (deficit):
  Common stock (no par) authorized
  shares 50,000,000, issued and
  outstanding 9,709,872                      1,192,858            1,149,858

Accumulated deficit                         (1,257,483)          (1,484,125)
                                            ----------            ---------
  Total stockholders' equity (deficit)       (  64,625)           ( 334,267)
                                            ----------            ---------
Total liabilities and stockholders'
  equity (deficit)                         $   157,643           $   79,329
                                            ==========           ==========

See notes to unaudited condensed consolidated financial statements.

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                         Nine Months Ended
                                                              June 30,
                                                          ----------------
                                                         1999         1998
                                                         ----         ----
Sales                                                 $611,971      $363,117
Cost of sales                                          131,118       156,140
                                                       -------       -------
Gross profit                                           480,853       206,977
                                                       -------       -------
Operating expenses:
  General and administrative                           222,565       194,451
  Selling                                               99,443        63,413
  Research and development                              25,000        75,000
  Depreciation                                             673           776
                                                       -------       -------
  Total operating expenses                             347,681       333,640
                                                       -------       -------
Income (loss) from operations                          133,172     ( 126,663)

Other income (expense):
  Miscellaneous income                                  98,645           -
  Interest expense                                  (    5,175)     (  4,800)
                                                       -------       -------
Income (loss) before income taxes                      226,642      (131,463)

Income taxes                                               -             -

Net income (loss)                                  $   226,642    ($ 131,463)
                                                       =======       =======

Weighted average of common
 shares outstanding                                 10,020,983     9,709,872
                                                    ==========     =========

Net income (loss) per common
   share                                             $     .02     $    (.01)
                                                     =========     =========




See notes to unaudited condensed consolidated financial statements.

                 AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                      Nine Months Ended
                                                           June 30,
                                                     1999            1998
                                                     ----            ----
Cash flows from operating activities:
 Net income (loss)                               $  226,642     $(131,463)
 Adjustments to reconcile net loss
   to net cash used
   by operating activities:
 Depreciation                                           776           776
 (Increase) decrease in accounts receivable        (    759)    (     759)
 (Increase) decrease in inventory                  ( 33,825)       18,580
 (Increase) decrease in other current assets       ( 34,000)          -
 Increase (decrease)  in accounts payable             4,318     (  20,871)
 Increase (decrease) in accrued expenses           (147,715)      116,458
 Decrease in taxes payable                         (    932)          -
 Increase (decrease) in other current liabilities  ( 15,000)       13,500
                                                  ----------    ---------
  Net cash provided (used) by operating activities    5,709     (   3,779)
                                                  ----------    ---------
Cash flows from investing activities:
 Equipment purchases                               (  2,613)          -
                                                  ----------    ---------

   Net cash used by investing activities           (  2,613)          -
                                                  ----------    ---------
Cash flows from financing activities:
  Issuance of common stock                           11,000           -
                                                  ----------    ---------
   Net cash provided by financing activities         11,000           -

   Net increase (decrease) in cash                   14,095      (  3,779)

Cash - beginning of period                            1,834         3,779
                                                  ----------    ---------
Cash - end of period                             $   15,929     $      -
                                                  ==========    =========
Non cash transaction:
  Accrued expenses paid through issuance
   of common stock                               $   32,000     $      -

Supplemental information:
 Cash paid for interest:                         $        0     $       0
 Cash paid for income taxes:                     $        0     $       0


See notes to unaudited condensed consolidated financial statements.

                  AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (UNAUDITED)

                               Common Stock
                          -------------------                   Total
                          Number of              Accumulated  Stockholders'
                          Shares        Amount   Deficit     Equity (Deficit)
                          ---------    -------   ----------- ----------------
Balance at September 30,
  1998                    9,709,872  $1,149,858  $(1,484,125)   $(334,267)

Issuance of
  Common stock            4,300,000      43,000                    43,000

Net income for the six
 months ended June
 30, 1999 (unaudited)         -            -         226,642       226,642
                          ---------    -------   ----------- ----------------
Balance at June 30
  1999                   14,109,872  $1,192,858  $(1,257,483)   $( 64,625)
                         ==========   =========   ========== ================























See notes to unaudited condensed consolidated financial statements.

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared by Audiogenesis Systems, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10SB12G/A (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 1999 and the results of its operations for the nine months ended June 30, 1999 and 1998. Results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

1.     Organization and Operations:

Audiogenesis Systems, Inc. (the "Company") was incorporated in the state of New Jersey on January 14, 1997 as a wholly owned subsidiary of Genesis Safety Systems, Inc. ("Genesis"). On January 22, 1997 the Company acquired 100% of the operations of its parent, Genesis, in a reverse acquisition. All the assets and liabilities of the parent were carried forward at book value. The Company's operations include offering safety services, educational programs, and products to customers primarily engaged in chemical and industrial production.

The Company has one wholly owned subsidiary, Biowaste Technologies Systems, Inc.
(BTS). BTS was formed on July 1, 1988 for the purpose of engaging in the business of the management of infectious waste. BTS is in the development stage and, although the Company has been actively exploring various opportunities for this subsidiary, no revenues have been produced to date.


2.    Earnings per Share

Earnings per share appearing in the statements of operations for the nine months ended June 30, 1999 and 1998 have been prepared in accordance with SFAS 128. Such amounts have been computed based on the profit or (loss) for the period divided by the weighted average number of shares of common stock outstanding during the period.

            AUDIOGENESIS SYSTEMS, INC. AND SUBSIDIARY

                           (UNAUDITED)

2.  New Accounting Pronouncements:



On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the nine months ended June 30, 1999, the Company did not have any components of other comprehensive income.

SFAS No. 131 requires that companies report separately, in the financial statements, financial and descriptive information about operating segments, if applicable. During the nine months ended June 30, 1999 the Company received revenue from the following segments:

                                    Safety      Audio-visual
                                    product     production
                                     sales        sales           Totals

Revenue from external customers     $311,971       $300,000        $611,971
Cost of sales                        108,020         23,098         131,118
Segment gross profit                 203,951        276,902         480,853

4,     Significant Purchase Business Combination

     The following Unaudited Pro Forma Financial Data gives effect to the proposed merger of Audiogenesis Systems, Inc. and Allstates Air Cargo, Inc. ("Allstates") as a recapitalization of Allstates with Allstates as the acquiror (reverse acquisition). This event has been presented as if it occurred at the beginning of each nine month period presented. In the opinion of management, all significant adjustments necessary to reflect the effects of the merger have been made. The Unaudited Pro Forma Financial Data is not necessarily indicative of what the actual combined financial data of the combining companies would have been, nor does it purport to represent the future combined financial data of the combining companies.

                     Unaudited Pro Forma Financial Data

                                                      Nine Months Ended
                                                       June 30,
                                                    --------------------
                                                    1999            1998
                                                    ----            ----
Revenues                                       $ 23,842,057    $ 19,067,834
Income (loss) before income taxes              $  1,150,025    $   (172,316)
Net income                                     $    696,653    $   (165,687)
Net income per share                           $        .02    $      ( .01)
Weighted average common shares outstanding       32,109,872      32,109,872

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Annual Report on Form 10SB12G/A (File No. 000-24991) and the accompanying unaudited condensed consolidated financial statements.

General
-------

The Company's safety product and equipment sales are entirely to one customer and have been declining slightly over the last three years. Sales are dependent upon the customer's research and development activities which define their need for safety equipment. Cost of goods sold has remained constant at approximately 42 percent of sales while general and administrative and selling expenses have been increasing.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998
---------------------------------------------------------------------------

Sales increased 69% to $611,971 in the first nine months of fiscal 1999 from $363,117 in the same period of fiscal 1998 due to the completion of a $300,000 contract to produce custom audio-visual presentations to a single customer. Revenues from safety product sales decreased $51,146 during the same period. Gross profit rose in total by $273,876 and is also due to the audio-visual sales.

Operating expenses rose $28,114 primarily due to an increase in salaries. Operating income increased $287,949 and was also a result of the audio-visual production sales. Without the audio-visual production sales, the Company's operating loss would have been $143,730.

The Company recorded $98,645 of other income for the period ended June 30, 1999.
The majority of this amount is due to the mutual cancellation of their license for the Echo Location technology resulting in reduced amounts accrued under that agreement.

Liquidity and Capital Resources
-------------------------------

The Company's cash has increased to $15,929 at June 30, 1999 from $1,834 at September 30, 1998. This increase in cash is primarily due to a lucrative sale of custom audio-visual production. The Company intends to pursue more contracts to provide this type of product to industry, however, presently there are no customers. Traditionally, the Company has lost money funding developing technologies over and above any marginal income from their safety product sales.
If there is no market for the audio-visual production expertise of the Company, it is anticipated that the Company will continue with operating losses.

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

The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; and (e) general economic conditions.

PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

     During the period covered by this report, the Registrant sold 4,300,000 shares of common stock at an offering price of $.01 per share, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act.


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 1 - Earnings Per Share Schedule

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         Report on Form 8-K date of earliest event June 29, 1999 with respect to Item 2 concerning the termination of the Echolocation License between VCU-IPF/VCU and Audiogenesis, and with respect to Item 5 concerning the acquisition of Allstates Air Cargo, Inc.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AUDIOGENESIS SYSTEMS, INC.


Dated:  August 12, 1999     /s/ Sam DiGiralomo
                            ----------------------------------------
                            Sam DiGiralomo,
                            President, Chief Executive Officer and
                            Chief Financial Officer