Form 10KSB
period 1999-09-30
ALLSTATES WORLDCARGO INC
filed 2000-01-12
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 13(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT For the transition period from ______________ to ______________

    Commission file number        000-24991
                             ____________________


                         ALLSTATES WORLDCARGO, INC.
     -------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                                New Jersey
         ------------------------------------------------------------
                (State or other jurisdiction of incorporation)

                                 22-3487471
                      -------------------------------
                     (IRS Employer Identification No.)


           4 Lakeside Drive South, Forked River, New Jersey, 08731
          ----------------------------------------------------------
                 (Address of principal executive offices)

               7 Doig Road, Suite 3, Wayne, New Jersey   07470
          ----------------------------------------------------------
              (Former address of principal executive offices)

                             609-693-5950
            --------------------------------------------------
            (Registrant's telephone number, including area code)

                                 None
        ----------------------------------------------------------
       (Securities registered pursuant to Section 12(b) of the Act)

                 Common Stock Par Value $0.0001 Per Share
                  --------------------------------------
                              Title of Class

        ----------------------------------------------------------
       (Securities registered pursuant to Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [x]     No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $31,229,694

The number of shares of Common Stock outstanding as of December 15, 1999 was 32,509,872 shares.

At December 15, 1999, the voting stock of the registrant had not been publicly quoted.

Transitional small business format   Yes __ No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW
----------------

    Allstates WorldCargo, Inc. (the "Company" or "Allstates") is a New Jersey Corporation formed on January 14, 1997 as Audiogenesis Systems, Inc. ("Audiogenesis"), pursuant to a corporate reorganization of Genesis Safety Systems, Inc. ("Genesis"). On August 24, 1999, Audiogenesis acquired 100 percent of the common stock of Allstates Air Cargo, Inc. in a reverse acquisition, and on November 30, 1999, changed its name to Allstates WorldCargo, Inc. The Company's business is now comprised of freight forwarding, distribution and sales of safety equipment, and development and sales of audio-visual products. Allstates is headquartered in Forked River, New Jersey.

      The freight forwarding business of Allstates was founded by Joseph M. Guido, the Company's Chairman of the Board, with its first terminal opening in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 21 offices throughout the United States, including Hawaii, and employs 101 people. In addition, Allstates has a European branch office located in London, England that does business as Allstates Allcargo (UK), Ltd.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world. Recently, Allstates formed strategic alliances with two established freight forwarding companies. The first alliance partner (wholly owned by third parties), trading under the name Allstates Allcargo Belgium N.V., has its principle office at the Brussels, Belgium airport. The second recent alliance partner is located in Germany and has its principle office in Frankfurt. Allstates plans to increase its global market share by forming additional strategic alliances and effecting selective acquisitions.

        Allstates neither owns or nor operates any aircraft or ships. By not owning or operating its own equipment, Allstates believes it is able to provide more flexible delivery schedules and shipment size. In addition, by eliminating the substantial fixed expenses associated with the ownership of such equipment, Allstates has been able to effect certain cost savings.

MARKETING AND LICENSING

       Allstates markets its services through a network of 21 domestic offices, its UK operation, its European and South American strategic alliances, and selected agents throughout the world.

       Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations. Allstates maintains 23 full time sales personnel operating from 21 domestic offices. Of the 21 domestic locations, 11 are company-owned, and the remaining 10 are licensees and agents.

       Allstates has formed strategic alliances in approximately 10 foreign countries with which it shares information, customers and profits.

       Allstates has completed several site licensing agreements and has created two new divisions, one of which is GTD Logistics, which is involved in ground transportation (trucking). The other division is called

Allstates Logistics. This division holds Ocean Transportation Intermediary License No. 15364NF, and is responsible for the ocean freight segment of Allstates.

INFORMATION SYSTEMS

       A primary component of Allstates's business strategy is the continued development of its advanced information systems. Allstates has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to its management and customers. Allstates continues to upgrade its information systems. Highlights of the information system are:

         o Real-time information which is available to employees and customers, including customer service, operations, sales and accounting

         o     Centralized system located in Forked River, New
               Jersey, with terminals throughout all offices capable of dial-up by customers (through direct dial-up or via Internet), including internal and external e-mail

         o System tracks shipments from pickup order to delivery; confirms "on-board" and "out for delivery" status

         o System can produce the following daily, monthly, and yearly reports:
                (1)     Operations reports (inbound, outbound
                        and on-hand reports)
                (2)     Sales reports (revenue, customer
                        client list)
                (3)     Customer reports (POD report, shipping
                        history report)
                (4)     Accounting reports (P&L reports)

         o     System auto rates revenues and costs

         o     System is capable of EDI (Electronic Data Interchange)

         o System is flexible in customizing reports to meet customer needs

         o     System is "bar-code" capable

         o System allows customers to dial up and retrieve rate quotes and POD information

         o System produces shipping labels and computerized airbills and airline bills

LICENSING AND GOVERNMENT REGULATION

       Allstates is the holder of Ocean Transportation Intermediary License No. 15364NF, and must be in compliance with the regulations governing such certification. Also, Allstates must be in compliance with the regulations of the Federal Aviation Administration that apply to the business of Allstates. Allstates believes that it has the resources, expertise and experience to continue its compliance with all Federal agencies and regulations.

       Allstates relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, Allstates licenses its software pursuant to signed license agreements, which impose certain restrictions on the licensees' ability to utilize the software. In addition, Allstates seeks to avoid disclosure of its trade secrets, including requiring those persons with access to Allstates's proprietary information to execute confidentiality agreements with Allstates and restricting access to Allstates's source code. Allstates seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

     Despite Allstates's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Allstates's products or to obtain and use information that Allstates regards as proprietary. Policing unauthorized use of Allstates's products is difficult, and, while Allstates is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect Allstates's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Allstates's means of protecting its proprietary rights will be adequate or that Allstates's competitors will not independently develop similar technology.

To date, Allstates has not been notified that Allstates's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by Allstates with respect to current or future products. Allstates expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Allstates's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Allstates to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Allstates or at all, which could have a material adverse effect upon Allstates's business, operating results and financial condition.


COMPETITION
-----------

Allstates competes with other companies in the same business, some of which are much larger and have substantially greater resources. There are approximately 1,500 direct competitors of various sizes throughout the country. The methods by which Allstates chooses to compete include highly skilled and experienced upper and middle management, a proprietary site-licensing program, cost control, professional sales representation, highly trained operations and customer service personnel, employee and customer premium awards program, and a wide range of enhanced services. In addition, the integration of Audiogenesis' experience and expertise with respect to its audio-visual sales and training division and its applications for inventory control provides the Company with added benefits for its customers. Allstates also owns its proprietary and customized computer software and advanced hardware. Allstates's website is currently under construction, and should be completed in the near future.

Allstates's major competitors nationwide are Federal Express, BAX, Eagle USA, and United Parcel Service. At each of Allstates's locations, there are regional carriers who have strength in the local marketplace. They, for the most part, all provide air, sea and ground services. Service levels and pricing vary substantially based upon geographic and customer volume criteria.

In order to remain competitive, Allstates negotiates with its vendors to meet the appropriate service and pricing levels in its markets. In addition to competitive pricing, Allstates strives to provide its customers, with excellent service, highly trained inside operations personnel, and state of the art computer services.


CUSTOMERS
---------

      Allstates has a diverse customer base, with approximately 1,300 accounts. Over the 38 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, and AT&T.


EMPLOYEES
---------

As of December 30, 1999, the Company employed a total of 101 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 99 employees (of which 6 are part time), including 54 in operations and customer service, 23 in sales, marketing and related activities, and 22 in administration and finance. The Audiogenesis Systems division had 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.


Pension Plan
------------

Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 1999, the maximum percentage allowed by the Code was the lesser of 25% of an employees' compensation of which 15% is tax deductible, or $10,000. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 1999.


Audiogenesis Systems Division
-----------------------------

Sales of Safety Equipment.

     Allstates, trading as Audiogenesis Systems, operates a store which distributes safety equipment under the service mark SafeTvend(sm) at a major pharmaceutical corporation in the New York area. Audiogenesis's safety store is located on the customer's premises, and sells respirators, hard hats, safety glasses, protective clothing, and other similar products which are used or worn by the customer's employees to help protect them from industrial accidents and injuries.

Audio-Visual Products

       During the 1980's, Audiogenesis developed and had marketed the Genesis System 1000 Employee Safety Training Program. The system included color slides, tape cassette, workbook, poster and associated equipment. The System 1000 was copyrighted, and was sold to more than 50 companies, including a number of "Fortune 500" corporations. The System 1000 products, which include training presentations for routinely used equipment such as respirators, continue to be sold by Audiogenesis from time to time. However, Audiogenesis has no present plans to produce any additional employee safety training presentations, emphasizing instead audio-visual presentations for sales and marketing programs.

       With the increasing utilization of computers for audio-visual presentations, Audiogenesis has broadened its safety training business to include developing, producing and presenting customized audio-visual products for business presentation. Prior to its acquisition, Audiogenesis produced for Allstates Air Cargo, a customized audio-visual production with respect to a sales and marketing presentation. This production included sales and marketing techniques, explanations, advances, and exposure to such subjects as a new supplier of telecommunication services, financial services, target territories and customers, customer evaluation, promotions and incentives, strategic alliances and their import, how to increase the volume of international air and ocean freight forwarding, the formation of a trucking division, enhanced employee benefits, and detailed information involving domestic site licensing agreements and international partners.

     The format used for the presentation involved digital computerized color projection with sound which was interactive in nature in that several individuals (management personnel of the customer) presented various segments of the program and were able to interact with the audience throughout the presentation.

     Audiogenesis plans to begin marketing of its customized presentations by using direct mail to contact the same customer base that purchased Audiogenesis's Genesis System 1000 Employee Training Program.


AudioSelectron(sm)

     Audiogenesis has developed a prototype belt-worn device which is designed to treat tinnitus by combining treatment by sound generation which masks the tinnitus, with stimulation of the affected area with very low voltage electrical current. The Company has determined to defer any further development of the AudioSelectron(sm), but will continue to pursue opportunities for the device that may be beneficial to the Company.


Competition
-----------

    Audiogenesis's SafeTvend(sm) store is subject to competition not only from companies which would offer similar services on-site at the customer's premises, but also from direct distributors and manufacturers of the products which would sell directly to such company. Virtually all of the competitors have greater financial, technological, marketing and sales resources than Audiogenesis. There are numerous organizations of varying sizes that engage in the business of customized audio-visual presentations, most of these being advertising agencies and organizations of similar nature. There is intense competition for such business from a variety of organizations who have greater financial, technical, marketing and sales resources than Audiogenesis.

ITEM 2.    DESCRIPTION OF PROPERTY


As of September 30, 1999, Allstates occupied approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales
and marketing support and product development facility.    The Company's
branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 15,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties in North America generally run from one to five years and are scheduled to expire between fiscal 2000 and fiscal 2004. The Company's facility in the UK is leased for a ten year term and is due to expire in fiscal 2009. Total rent expense for company leased facilities is approximately $398,000.00. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The Company's branch locations as of September 30, 1999 were:

NORTH AMERICA

Los Angeles, California       Honolulu, Hawaii
Newark, New Jersey            Houston, Texas
St. Louis, Missouri           Indianapolis, Indiana
Kansas City, Missouri         Minneapolis, Minnesota
Pittsburgh, Pennsylvania      New York, New York
Atlanta, Georgia              Philadelphia, Pennsylvania
Baltimore, Maryland           Raleigh, North Carolina
Boston, Massachusetts         San Francisco, California
Chicago, Illinois             Shreveport, Louisiana
Dallas, Texas                 Wayne, New Jersey
San Diego, California


UNITED KINGDOM

London, England



ITEM 3.  LEGAL PROCEEDINGS


The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leases office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the site was needed. A Remedial Action Workplan was submitted in November 1999. The Company is awaiting approval from the NJDEP. The Company has made claims against their liability insurance carriers for coverage. Due to the uncertain nature and extent of any additional remedial activities that may be required regarding the existing site conditions, potential future costs cannot be estimated by management or its counsel at this time. If an adverse judgment is entered, the potential effect on the consolidated financial position and consolidated results of operations, in the period in which resolved, cannot be ascertained at this time, but may be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted, during the Fourth Quarter of the Fiscal Year covered by this report, to a vote of security holders through solicitation of proxies or otherwise.


PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has not yet been publicly traded. The Company anticipates that its common stock will be listed for quotation on the NASD OTC Bulletin Board in the near future.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Results of Operations


     The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                             Fiscal Year Ended September 30,
                                               1999         1998
                                                      -----      -----
Revenues                                       100.0%  100.0%
Cost of transportation                              60.2          62.7
                                                      -----       -----
Gross profit                                   39.8          37.3

Selling, general and administrative expenses           36.3       36.2
                                                      -----       -----
Operating income                                      3.5          1.1
                                                      =====       =====
Net income                                            1.5%        0.5%


Fiscal Year Ended September 30, 1999

     Revenues of the Company increased by $5.2 million, or 20.1%, to $31,230,000 for the fiscal year ended September 30, 1999 as compared to the fiscal year ended September 30, 1998. The increase in revenues in fiscal 1999 is primarily due to an increase in the number of shipments and the total weight of cargo shipped. The higher number of shipments and increased weight resulted primarily from additional volume generated through increased penetration of existing markets and the incremental effect of the addition of
a key licensee operation in the later part of fiscal 1998.    Revenues
generated from U.S. freight forwarding operations accounted for approximately 97% of total sales of the Company. One customer accounted for approximately 9.0% of total revenues during fiscal 1999. Due to circumstances beyond the Company's control, sales to that customer ceased during the first quarter of fiscal 2000. No other customer accounted for greater than 4% of total revenues. The Company believes that it can replace the loss of any significant account from its customer base but there is no guarantee of that occurring.

     The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. As a percentage of revenues, the cost of transportation decreased by 2.5% in fiscal 1999 to 60.2% from 62.7% in the prior fiscal year. This decrease can be significantly attributed to the favorable impact of the introduction of a key licensee operation during the later part of fiscal 1998 that had a generally lower cost of transportation as a percent of revenues. In addition, a combination of improvements in the Company's methods of providing customer freight quotes and more favorable rates negotiated with its carriers provided improved gross margins. Margins may be affected in the future by increased fuel costs that are passed on to the Company by its carriers. The Company has been notified recently by some of its international carriers of their intent to impose surcharges to cover the higher cost of fuel. In absolute terms, the cost of transportation increased in fiscal 1999 by 15.2% to $18,783,000 as a result of the increases in the freight shipped. Gross margins increased to 39.8% in fiscal 1999 from 37.3% in fiscal 1998. Gross profit increased by 28.4% to $12,446,000 in fiscal 1999 from $9,693,000 in fiscal 1998.

     Selling, general and administrative expenses include all personnel costs, facilities costs, and licensee commissions. In fiscal 1999, operating expenses increased slightly as a percentage of revenues by 0.1% from fiscal 1998, to 36.3%, primarily reflecting one time charges incurred by the Company to bolster its marketing effort. In absolute terms, operating expenses increased by approximately $1.9 million over the previous fiscal year. Licensee commissions increased by approximately $1.5 million in fiscal 1999 primarily due to the addition of two licensee operations that replaced existing company locations in those local markets. Personnel costs, which include all compensation, employee benefits and payroll taxes, decreased in total by approximately $0.3 million as compared to the previous year, most significantly as a result of the cost savings realized from the replacement of those company locations in favor of the licensee operations. Included in this net reduction were higher administrative personnel expenses, which increased in fiscal 1999 versus the previous year as the Company added personnel to build its corporate infrastructure and support its future growth plans. Selling expenses increased by $330,000, reflecting costs incurred for marketing presentation and consulting services that were obtained during the fiscal year. Accounting fees were higher in fiscal 1999 as compared to the previous year by approximately $102,000, primarily due to a write off of $60,000 of capitalized accounting fees that were recorded in prior years. General insurance expense increased by approximately $95,000, primarily related to higher cargo insurance costs which resulted from the increased volume of freight in fiscal 1999. Bad debt expense increased by approximately $99,000 due to the effect of an extraordinary credit to the expense that was recorded in fiscal 1998 related to the successful collection of a significant outstanding receivable.

     Operating income increased by approximately $0.8 million to $1,107,000 in fiscal 1999 as compared to fiscal 1998 for the reasons indicated above. Operating margins increased by 2.4% to 3.5% of revenues due to the lower cost of transportation as a percentage of revenues as described above.

     Income before income taxes increased to $1,170,000 in fiscal 1999 from $252,000 in 1998. The provision for income taxes for fiscal 1999 was $689,000 as compared to the provision for income taxes of $131,000 for fiscal 1998. Net income amounted to $480,000 in fiscal 1999 versus $121,000 in fiscal 1998.


Fiscal Year Ended September 30, 1998

     Revenues of the Company increased by $864,000, or 30.4%, to $25,997,000 for the fiscal year ended September 30, 1998 as compared to the fiscal year ended September 30, 1997. The increase in revenues is primarily attributable to the full year effect of sales generated from the UK subsidiary, Allstates Allcargo (UK) Ltd., which began operations in January 1997. Total revenues generated from U.S. freight forwarding operations
                                     9
accounted for approximately 97% of total sales of the Company in fiscal 1998. Sales to international customers increased to $1.1 million or 18.6% of total U.S. revenues from 14.3% of total U.S. revenues during fiscal 1997, reflecting the Company's commitment to expand its international markets.

     The cost of transportation increased by $576,000 in fiscal 1998 over the previous fiscal year to $16,305,000 as a result of the increase in sales. As a percentage of revenues, the cost of transportation was static from the previous year, increasing slightly by 0.1% in fiscal 1998 to 62.7%, reflecting the increased sales to international customers, which generally have lower gross margins than domestic shipments. Gross profit increased by 3.1% to $9,693,000 in fiscal 1998 from $9,405,000 in the previous fiscal year. Gross margins decreased as a percentage of sales in fiscal 1998 by 0.1% from 37.4% to 37.3%.

     Operating expenses include all personnel costs, facilities costs, and licensee commissions. In fiscal 1998, operating expenses decreased as a percentage of revenues by 0.9% to 36.2%, as sales grew at a higher rate than operating expenses. In absolute terms, operating expenses increased by $98,000 over the previous fiscal year. This net increase in operating expense is due to a combination of key factors, including the full year impact of activity at the Company's branch in the UK, which accounted for approximately $140,000 in additional overhead expenses. Legal expenses increased by approximately $211,000 during fiscal 1998 as compared to the prior year, as a result of the Company's involvement in certain legal
matters.    Personnel expenses decreased in fiscal 1998 by approximately
$338,000 versus the previous fiscal year primarily due to a restructuring of sales management responsibilities and the cost savings realized from the replacement of a company location in favor of a licensee operation that was introduced in June 1998. The provision for bad debt expense in fiscal 1999 was lower than the prior comparative period due to a favorable reserve adjustment of approximately $131,000 that was recorded on the fiscal 1998 books subsequent to the legal settlement and collection of outstanding receivables.

     Operating income increased by $190,000 to $276,000 in fiscal 1998 as compared to fiscal 1997 for the reasons indicated above. Operating margins increased by 0.8% to 1.1% of revenues primarily due to the lower operating expenses as a percentage of revenue as described above.

     Income before income taxes increased to $252,000 in fiscal 1998 from $76,000 in fiscal 1997. The provision for income taxes for fiscal 1998 was $131,000 as compared to a provision for income taxes of $94,000 for fiscal 1997. Net income amounted to $121,000 in fiscal 1998 .


Liquidity and Capital Resources

     Cash flows from operations were approximately $1,029,000 for the fiscal year ended September 30, 1999 compared to $100,000 for fiscal year 1998. In fiscal 1999, cash was provided primarily by the net income of the Company, and by an increase in income taxes payable, reflecting the higher earnings during the year. For fiscal 1998, cash flow was primarily provided by the net income of the Company and by a decrease in accounts receivable, reflecting an improved collections effort, offset by a decrease in accounts payable. Cash flows from operations for both fiscal 1999 and 1998 were negatively impacted by the losses generated by the Company's UK subsidiary, Allstates Allcargo (UK) Ltd.

     At September 30, 1999, the Company had cash and cash equivalents of $407,000 and net working capital of $783,000, compared with cash and cash equivalents of $176,000 and net working capital of $416,000 respectively, at September 30, 1998. The increase in working capital at September 30, 1999 over the respective period in 1998 is primarily attributable to the earnings for the year then ended.

     The Company's investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the fiscal year ended September 30, 1999, capital expenditures amounted to approximately $258,000, of which approximately $174,000 were acquired through notes payable. For the fiscal year ended September 30, 1998, capital expenditures totaled approximately $225,000, of which approximately $114,000 were acquired through notes payable. In addition, during the fiscal year ended September 30, 1999, the Company paid approximately $203,000 for the purchase of one share of Allstates Air Cargo, Inc. stock.

     Domestically, the Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $1,350,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest less .25% per annum (8.0% at September 30, 1999). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. At September 30, 1999, $350,000 of the line of credit was restricted as collateral for a letter of credit opened in support of a duty deferment guarantee and overdraft facility for the Company's UK branch. There were no outstanding borrowings on the line of credit at September 30, 1999.

     The Company's branch location in the United Kingdom relies primarily on its ultimate parent company, Allstates Air Cargo, Inc., for its financial support. In the past, the parent company has provided cash advances in the form of loans to the UK branch to support its working capital needs and purchase computer equipment. As of September 30, 1999, the UK branch had L269,000 in loans payable to the parent (the equivalent of approximately $441,000). In April 1997, the parent company deposited $165,000 (the US$ equivalent of L100,000) in a restricted account in a UK bank, bearing interest at approximately 5%, as a condition of obtaining a HM Customs and Excise bond. The bond is a requirement to guarantee the payment of VAT and excise taxes to UK Customs on cargo imports, which the Company collects from its customers. As of September 30, 1999, those funds, including interest, totaled L111,000 (the equivalent of approximately $184,000). On September 27, 1999, the UK branch entered in to an agreement with a new bank to provide a separate overdraft facility and an HM Customs and Excise bond to replace the guarantee provided by the original bank. The agreement is effective through March 31, 2000, and allows the UK branch to draw to a maximum of L100,000 (the equivalent of approximately $164,000 @ September 30, 1999). Interest is calculated on the cleared daily balance of the account, and is payable on the amount owing up to the limit at 3% per annum over the bank's base rate (8.25% at September 30, 1999). The overdraft facility and HM Customs guarantee is collateralized by a $350,000 letter of credit opened at the Company's US bank. As of September 30, 1999, the bank overdraft totaled L154,494 (the equivalent of approximately $253,000). Subsequent to the fiscal year end, the guarantee funds on deposit at the original bank were released by HM Customs and Excise and applied against the overdraft facility at the new bank.

Year 2000 Compliance

Allstates has addressed the issue of the potential effect that the transition from the year 1999 to 2000 may have on its critical information systems.
This issue relates to the inability of certain software programs, as well as the hardware they run on, to properly process date sensitive data for the year 2000 and thereafter. Computer systems that are not corrected may experience system failure or a disruption of normal business activities.

The Company has taken several measures to improve its overall data processing capabilities in the last two years, while preparing for a successful transition to the Year 2000. In 1998, the Company purchased, as part of its capital additions budget, an NCR WorldMark 4300 Enterprise Server, which was confirmed by the manufacturer as Year 2000 compliant. The Company's SCO UNIX operating system was upgraded to the most up-to-date release during 1999 and was reported by the product manufacturer to be Year 2000 ready. In September 1999, the most recent version of the underlying database manager, filepro RDBMS 4.8 was installed and has been confirmed by its manufacturer that it will not produce errors in processing date data in connection with the year change. The Company contracted with a third party computer services provider to perform an analysis of its filepro software and underlying filepro applications to determine where any risk of failure existed and to make corrective adjustments. Those modifications were tested in a simulated Year 2000 environment in September 1999 and revealed no notable issues.

Additionally, the Company's e-mail system and faxing software used in system applications have been upgraded to the most current versions, which have been confirmed as Year 2000 compliant by the respective manufacturers. Allstates relies on these systems for the timely communication of information to its network of agents and business partners.

Throughout 1999, the Company has contacted its significant vendors and service providers as well as its largest customers to access their state of readiness with the Year 2000 issue. While the Company cannot verify the results of its inquiries of third parties, it has not received any information that would suggest any significant issues with its material vendors or customers. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company would not have a material adverse effect on the Company and its operations.

Allstates does not consider the cost of Year 2000 compliance to be material to its financial position, cash flow or results of operations. The cost of software upgrades and testing for Year 2000 compliance have been less than $40,000, and the Company does not expect any future costs to be material.

Forward Looking Statements

The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-KSB) including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition, effects of the Year 2000 issue; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation; the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 7.  FINANCIAL STATEMENTS

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)

     Financial Statements with Supplemental Information
   For the Fiscal Years Ended September 30, 1999 and 1998



  CONTENTS                                                     Page

  Independent Accountants' Report                                1

  Financial Statements:

    Consolidated Balance Sheets                                2 - 3

    Consolidated Statements of Operations                        4

    Consolidated Statements of Stockholders' Equity (Deficit)    5

    Consolidated Statements of Cash Flows                        6

  Notes to the Financial Statements                           7 - 16

  Supplemental Information:                                      17

       Unaudited Pro Forma Combined Statements of Operations
          For the Fiscal Year Ended September 30, 1999          18
          For the Fiscal Year Ended September 30, 1998          19

         Notes to the Unaudited Pro Forma Combined Statements
         of Operations                                          20

                 INDEPENDENT ACCOUNTANTS' REPORT



  To the Board of Directors
  Allstates WorldCargo, Inc. and Subsidiaries
  (formerly known as Audiogenesis Systems, Inc.
    and Subsidiaries)

  We have audited the accompanying consolidated balance sheet of Allstates WorldCargo, Inc. and Subsidiaries (the "Company") , formerly known as Audiogenesis Systems, Inc. and Subsidiaries, as of September 30, 1999, and the related statement of operations, stockholders' equity (deficit), and cash flows for the fiscal year then ended. These consolidated financial statements (see Note 1) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Allstates Air Cargo, Inc. and Subsidiaries as of and for the fiscal year ended September 30, 1998 were audited by other auditors whose report thereon dated May 19, 1999, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries (formerly known as Audiogenesis Systems, Inc.
  and Subsidiaries) as of September 30, 1999, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                           /s/ Cowan, Gunteski & Co., P.A.


  January 6, 2000

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
                       Consolidated Balance Sheets
                            As of September 30,


Assets

                                             1999                       1998
                                             ----                       ----
Current Assets
        Cash                               $406,842                 $175,673
        Accounts Receivable - trade,
         net of allowance for doubtful
         accounts of $316,815 and
         $410,501, respectively           3,920,495                3,796,346
        Inventories                          39,139                    -
        Prepaid Expenses and
         Other Assets                       100,006                   85,659
        Deferred Income Taxes -
          Current Portion                   128,028                  165,502
                                         ----------                ---------
           Total Current Assets           4,594,510                4,223,180
                                         ----------                ---------


Property, Plant and Equipment
        Buildings and Improvements          210,294                  210,294
        Vehicles                            652,184                  633,287
        Equipment and Software              484,979                  354,192
        Furniture and Fixtures               47,541                   36,780
                                         ----------                ---------
                                          1,394,998                1,234,553
        Less:  Accumulated Depreciation     869,945                  757,104
                                         ----------                ---------
    Net Property, Plant and Equipment       525,053                  477,449
                                         ----------                ---------

Other Assets
        Deposits                             79,823                  104,759
        Goodwill, net of accumulated
        amortization of $5,305              631,347                     -
        Acquisition Costs, net of
        accumulated amortization of $389     46,249                     -
        Deferred Income Taxes                 9,430                   34,090
        Other Assets                        183,252                  184,629
                                         ----------                ---------
            Total Other Assets              950,101                  323,478
                                         ----------                ---------

Total Assets                             $6,069,664               $5,024,107
                                         ==========                =========

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)

                         Consolidated Balance Sheets
                             As of September 30,


                Liabilities and Stockholders' Equity (Deficit)

                                               1999            1998
                                               ----            ----
Current Liabilities
        Accounts Payable                   $2,408,239       $2,824,374
        Accrued Expenses                      755,177          482,063
        Short-Term Bank Borrowings               -             400,000
        Taxes Payable                         526,873             -
        Shareholder Loan Payable                5,000             -
        Current Portion of Notes Payable      116,245          101,084
                                            ---------        ---------
                Total Current Liabilities   3,811,534        3,807,521
                                            ---------        ---------
Long-Term Portion of Notes Payable          2,564,064           69,618
                                            ---------        ---------
                Total Liabilities           6,375,598        3,877,139
                                            ---------        ---------
Stockholders' Equity (Deficit)
        Common Stock, $.0001 par value,
         50,000,000 shares authorized,
         32,509,872 and 18,000,000
         shares issued and outstanding,
         respectively                           3,251            1,800
        Additional Paid In Capital                -              4,200
        Deferred Financing Costs                  -            (60,000)
	Accumulated Other
         Comprehensive Income:
             Foreign currency
              translation adjustments        (14,323)           (9,824)
        Retained Earnings (Deficit)         (294,862)        1,210,792
                                            ---------        ---------
    Total Stockholders' Equity (Deficit)    (305,934)        1,146,968
                                            ---------        ---------
Total Liabilities and
  Stockholders' Equity (Deficit)          $6,069,664        $5,024,107
                                          ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
                   Consolidated Statements of Operations
                  For the Fiscal Years Ended September 30,

                                               1999                   1998
                                               ----                   ----

Revenues (Net of Discounts)                 $31,229,694           $25,997,927
Cost of Sales                                18,783,408            16,304,751
                                             ----------            ----------
                Gross Profit                 12,446,286             9,693,176

Selling, General and Administrative Expenses 11,339,779             9,416,799
                                             ----------            ----------
                Income from Operations        1,106,507               276,377
                                             ----------            ----------
Other Income (Expense)
        Interest Income                         30,169                  9,512
        Interest Expense                       (53,622)               (54,061)
        Loss on Sale of Assets                  (3,624)                 -
        Other Income                            90,135                 19,733
                                             ----------            ----------
        Total Other Income (Expense)            63,058                (24,816)
                                             ----------            ----------
     Income Before Income Tax Provision      1,169,565                251,561

Provision for Income Taxes                    (689,134)             (130,954)
                                             ----------            ----------
     Net Income Applicable to
       Common Shareholders                    $480,431               $120,607
                                             ==========            ==========

Net Income from Continuing Operations
        Per Common Share - Basic                 $0.01                  $0.00
                                             ==========            ==========

Shares Used in
  Per Share Calculation - Basic              32,509,872            32,509,872
                                             ==========            ==========

Net Income from Continuing Operations
        Per Common Share - Diluted                $0.01                 $0.00
                                             ==========            ==========

Shares Used in Per Share
  Calculation - Diluted                      32,522,872            32,522,872
                                             ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
         Consolidated Statements of Stockholders' Equity (Deficit)
           For the Fiscal Years Ended September 30, 1999 and 1998

                            Common Stock
                                                  Additional   Deferred     Other           Retained    Total
                       Number of                  Paid in      Financing    Comprehensive   Earnings    Stockholders'
                       Shares        Par Value    Capital      Costs        Income (Loss)   (Deficit)   Equity (Deficit)
                      ----------    ----------    ---------    ---------   ---------        ----------  ----------------
Balance at
 September 30, 1997*  18,000,000     $1,800          $4,200    $(50,000)    $(1,447)        $1,090,185    $1,044,738

Deferred
 Financing Costs                                                (10,000)                                     (10,000)

Net income for
 the year ended
 September 30, 1998                                                                            120,607       120,607

Other Comprehensive
 Income (Currency
 Translation
 Adjustment) for the
 year ended September
 30, 1998                                                                    (8,377)                          (8,377)

Balance at September
 30, 1998 *           18,000,000      1,800           4,200     (60,000)     (9,824)         1,210,792     1,146,968
                      ----------    -------       ---------    ---------   ---------        ----------    -----------
Issuance of common
 stock for the
 acquisition of
 Audiogenesis Systems,
 Inc. (reverse
 acquisition)
 inclusive of
 the net income for
 the subsidiary
 (i.e. Audiogenesis
 Systems, Inc.)
 through August 24,
 1999 (Date of
 Acquisition) included
 in accumulated
 deficit              14,509,872      1,451       1,290,224          -          -           (1,256,833)        34,842

Adjustment to
 additional paid
 in capital &
 retained earnings
 resulting from the
 elimination of
 investment in
 subsidiary               -               -      (1,294,424)         -          -             (729,252)    (2,023,676)

Deferred financing
 costs expensed for
 the year ended
 September 30, 1999       -               -           -          60,000         -                 -            60,000

Other Comprehensive
 Income (Currency
 Translation
 Adjustment)
 for the year ended
 September 30, 1999       -               -           -              -       (4,499)               -           (4,499)

Consolidated net income
 for the year ended
 September 30, 1999       -               -           -              -          -              480,431        480,431
                      ----------    -------       ---------    ---------   ---------        ----------    -----------

Balance at
 September 30, 1999   32,509,872     $3,251          $-             $-     $(14,323)         $(294,862)     $(305,934)
                      ==========   ========       =========   ==========  =========         ==========     ===========

* Common stock of Allstates Air Cargo, Inc. at October 1, 1998, was 210 shares issued and outstanding with a book value of $6,000 and no par value. As a result of the reverse acquisition, the common stock of Allstates Air Cargo, Inc. has been restated to equal the number of shares and the par value of Audiogenesis Systems, Inc. for the shares acquired by the pre-acquisition 100% shareholder of Allstates Air Cargo, Inc. as if the reverse acquisition had occurred on October 1, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
                    Consolidated Statements of Cash Flows
                   For the Fiscal Years Ended September 30,

                                                     1999            1998
                                                     ----            ----
Cash flows from operating activities:
  Net Income                                       $480,431        $120,607
    Adjustments to reconcile net income
    to net cash used in operating activities:
       Depreciation                                 187,659         179,012
       Amortization                                   5,694            -
       Provision for doubtful account               112,095           6,703
       (Gain) Loss on sale of equipment              (3,624)          2,328
       Compensation paid through stock issuance      28,000            -
       Deferred income taxes                         62,134          34,347
       (Increase) decrease in assets:
          Accounts receivable                      (202,954)        255,856
          Inventories                               (15,657)           -
          Prepaid expenses and other assets         (12,870)        (50,773)
          Deposits                                   26,893         (84,245)
       Increase (decrease) in liabilities:
          Accounts payable and accrued expenses    (165,380)       (339,174)
          Interest payable, related party              -            (20,384)
          Taxes payable                             526,873          (4,379)
                                                  ---------        ---------
            Net cash provided by
             operating activities                 1,029,294          99,898
                                                  ---------        ---------
Cash flows from investing activities:
  Purchase of equipment                             (83,554)       (110,924)
  Proceed from sale of equipment                     29,688          42,343
  Cash received from reverse merger                   7,684             -
  Acquisition costs                                (20,638)             -
  Purchase of treasury stock of subsidiary        (202,597)             -
                                                  ---------        ---------
     Net cash used in investing activities        (269,417)         (68,581)
                                                  ---------        ---------
Cash flows from financing activities:
  Repayments under notes payable                  (184,209)        (157,944)
  Repayments under short-term bank borrowings     (470,000)        (280,000)
  Borrowing under short-term bank borrowings        70,000          400,000
  Deferred financing costs                          60,000          (10,000)
                                                  ---------        ---------
     Net cash used in financing activities        (524,209)         (47,944)
                                                  ---------        ---------
Net increase (decrease) in cash
  and cash equivalents                             235,668          (16,627)
Currency translation adjustments                    (4,499)          (8,678)
Cash and cash equivalents, beginning of year       175,673          200,978
                                                  ---------        ---------
Cash and cash equivalents, end of year            $406,842         $175,673
                                                  =========        =========
The accompanying notes are an integral part of these consolidated financial statements.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
               Notes to the Consolidated Financial Statements
                          September 30, 1999 and 1998


  1.   Organization and Nature of Business

       On August 24, 1999, Audiogenesis Systems, Inc. (Audiogenesis), entered into a reverse acquisition with Allstates Air Cargo, Inc. and its subsidiaries (Allstates). On August 24, 1999, Allstates Air Cargo, Inc. became a wholly-owned subsidiary of Audiogenesis. On November 4, 1999, Audiogenesis Systems, Inc. filed a Certificate of Amendment to the Certificate of Incorporation, officially changing its name to Allstates WorldCargo, Inc. (WorldCargo). As a result of this transaction, the sole shareholder of Allstates Air Cargo, Inc. became a 55.37% shareholder of WorldCargo. Management has elected to utilize the new name (Allstates WorldCargo, Inc.) for purposes of these financial statements. The entities that are included in these financial statements are as follows:

       Audiogenesis Systems, Inc.   Audiogenesis was incorporated in the
       state of New Jersey on January 14, 1997 as the result of a reverse acquisition by Genesis Safety Systems, Inc. The Company's operations include sales and distribution of safety equipment, development of audio-visual products, including safety training programs and sales and marketing presentations, development of a device to treat tinnitus, and development of an echolocation device to assist sighted persons in conditions of low visibility and the blind. The Company intends to defer any further development of the tinnitus device, but continues to pursue opportunities concerning the device. The Company has ceased all efforts concerning the echolocation device, and has terminated its license for the intellectual property underlying the device.

       Biowaste Technologies Systems, Inc.   Biowaste is a wholly owned
       subsidiary of Audiogenesis. Biowaste was formed on July 1, 1988 for the purpose of engaging in the business of the management of infectious waste. Biowaste is in the developmental stage, and no revenues have been produced to date. Presently, such subsidiary is inactive, and the Company does not anticipate that it will become active in the near future.

       Allstates Air Cargo, Inc.   Allstates was incorporated in the state
       of New Jersey on October 3, 1962. The Company provides domestic and international air freight forwarding services. Allstates maintains operating facilities throughout the United States and has offices or agents in Europe and South America.

       Allstates Allcargo (US), Inc.   Allstates Allcargo (US), Inc. is a
       wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Allcargo (US), Inc. owns 100% of Allstates Allcargo (UK), Ltd., a corporation organized under the laws of England. All appropriate foreign currency translation adjustments have been made for purposes of these financial statements.

       Allstates Logistics, Inc.   Allstates Logistics is also a wholly
       owned subsidiary of Allstates Air Cargo, Inc. Allstates Logistics was incorporated in the state of New Jersey in December 1997, and provides ocean freight services to its customers.

       GTD Logistics, Inc.   GTD Logistics, Inc. was incorporated in the
       state of New Jersey on October 27, 1998. GTD Logistics is a wholly owned subsidiary of Allstates Air Cargo, Inc. GTD Logistics is also in the business of freight forwarding.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
              Notes to the Consolidated Financial Statements
                         September 30, 1999 and 1998


  1.   Organization and Nature of Business (cont'd)

       Reverse Acquisition

       For purposes of these financial statements, the purchase of Allstates Air Cargo, Inc. by Audiogenesis Systems, Inc. is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, Allstates Air Cargo, Inc. is considered the acquiror in the reverse acquisition. The statement of operations for WorldCargo for the fiscal year ended September 30, 1999, includes a full year of revenues and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the period from the date of acquisition, August 24, 1999, through September 30, 1999.

  2.   Summary of Significant Accounting Policies

       Principles of Consolidation

  For purposes of the accompanying financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Audiogenesis Systems, Inc. is considered the subsidiary. Therefore, these financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 1999. The statement of operations includes the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the complete year ended September 30, 1999 and the income and expenses of Audiogenesis Systems, Inc. for the period from August 24, 1999 through September 30, 1999. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

       Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Reclassifications

       Certain items presented in the financial statements for the fiscal year ended September 30, 1998 have been reclassified to conform to the current year presentation.

       Concentration of Credit Risk

       The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of September 30, 1999, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC. Management considers the risk of loss to be minimal.

       Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                         September 30, 1999 and 1998

  2.   Summary of Significant Accounting Policies (cont'd)

       Fair Value of Financial Instruments

       The carrying value of cash, accounts receivable, accounts payable, accrued expenses, taxes payable, notes payable and other current liabilities approximates fair value because of the relatively short maturity of these instruments.

       Inventory

       For both financial reporting and income tax purposes, inventory is stated at the cost basis. Cost is determined using the first-in, first-out method.

       Property, Plant and Equipment

       Property and equipment consist principally of buildings and improvements, vehicles, computers and software, office equipment, and furniture and fixtures are stated at historical cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to fifteen years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statement of operations.

       Income Taxes

       The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
       109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       Translation of Foreign Currencies

       Assets and liabilities of the affiliate whose functional currency is British pounds are translated at year-end. Rates of exchanges for revenues and expenses are translated using a weighted average method during the applicable year. Resulting translation adjustments and the related income tax effects are accumulated in the currency translation adjustment component of stockholders' equity. Currency translation gains and losses are recognized in income currently.

       Revenue Recognition

       Revenues are recognized at the time the freight departs the terminal of origin. This method approximates recognizing revenues when shipment is completed.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
             Notes to the Consolidated Financial Statements
                   September 30, 1999 and 1998

       2.   Summary of Significant Accounting Policies (cont'd)

  Earnings per Share

  During the fiscal year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Prior year's EPS have been restated to conform to the standards established by SFAS No. 128.

  EPS is calculated by dividing net income by the weighted-average number of outstanding shares of Common Stock for each year. As a result of the reverse acquisition in which the sole shareholder of Allstates Air Cargo, Inc. (formerly known as Audiogenesis Systems, Inc. acquired a controlling interest in Audiogenesis Systems, Inc., the shares issued during the fiscal year ended September 30, 1999 are treated as being outstanding for each fiscal year presented.

       3.      Bad Debts

  The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 1999 and 1998 was $112,095 and $182,267, respectively.

  4.   Property, Plant and Equipment
       Property, plant and equipment costs consist of the following as of September 30, 1999:
                                    Accumulated   Net Book     Depreciable
                         Cost       Depreciation  Value        Lives
  Buildings
    and Improvements $  210,294     $ 178,311    $  31,983    10 - 15 years
  Vehicles              652,184       366,340      285,844    5 years
  Equipment and
    Software            484,979       280,148      204,831    3 - 5 years
  Furniture and
    Fixtures             47,541        45,146        2,395    5 - 7 years
                       ---------    ----------   ----------
  Totals             $1,394,998     $ 869,945    $ 525,053
                     ===========    ==========   ==========

        Depreciation expense charged to income from operations for the years ended September 30, 1999 and 1998 was $187,659 and $179,012, respectively.

  5.   Customs and Excise Bond

  On April 14, 1997, Allstates Air Cargo, Inc. pledged $165,573 as a condition of obtaining a HM Customs and Excise bond. The purpose of the bond is to guarantee payment of value added taxes and excise taxes that the Company's affiliate will collect from its customers. The cash pledged is maintained in a certificate of deposit in a financial institution earning interest at approximately 5%. The certificate of deposit matured on April 14, 1999 and was renewed for one year. As of September 30, 1999 and 1998, the cost basis of the asset plus earned interest approximated the fair market value totaling $183,252 and $174,410, respectively. These amounts have been included in Other Assets.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
               Notes to the Consolidated Financial Statements
                       September 30, 1999 and 1998


  6.   Amortization of Goodwill and Acquisition Costs

  The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a ten year period. Amortization expense for the years ended September 30, 1999 and 1998 is $5,305 and $0, respectively.

  The costs associated with the acquisition of Audiogenesis by Allstates are being amortized on the straight-line basis over a ten-year period. Amortization expense for the years ended September 30, 1999 and 1998 is $389 and $0, respectively.

  7.   Notes Payable

       The following is a summary of long-term debt as of September 30,
  1999 and 1998:
                                                         1999         1998
                                                         ----         ----
  Notes Payable from Joseph M. Guido to the Estate
  of A.G. Hoffman, Jr., assumed by the Company, in
  the aggregate total of  $2,511,730, with
  repayment over 101 years at annual principal
  payments of $25,000 plus interest at 7% per
  year.  All or any of the notes may be paid at
  any time before maturity without any prepayment
  penalty.  In the event of a default under the
  notes by the Company, Joseph M. Guido remains
  personally liable for the notes, and the 101
  shares of Allstates Air Cargo, Inc. common stock
  held as security under the notes (representing
  48.1% of the issued and  outstanding common
  stock of Allstates Air Cargo, Inc.) may be sold
  at
  public or private sale.                            $2,511,730     $    -0-

  Notes Payable to First Union in the aggregate
  total $122,683, with repayment over 36 months at
  monthly principal payments ranging from $523.52
  to $744.79 plus interest ranging from 7.50% to
  7.70%.  These loans are secured by the vehicles
  to
  which they relate.                                    37,220        98,393

  Notes Payable to GMAC in the aggregate total
  $176,227, with repayment over 36 months at
  monthly principal payments ranging from $513.00
  to $638.02 plus interest ranging from 1.90% to
  2.90%.  These loans are secured by the vehicles
  to
  which they relate.                                   124,359        72,309

  Note Payable to Virginia Commonwealth University
  (VCU) for $10,000, due in monthly payments of
  $1,000 of principal only.  Loan matures on April
  15, 2000.  Note payable represents payment in
  full for the mutual termination of the
  Echolocation License Agreement between
  Audiogenesis and
  VCU.                                                  7,000            -0-
                                                     ---------      ---------


  Totals                                           $2,680,309      $ 170,702
  Less:  Current Portion of Notes Payable             116,245        101,084
                                                    ---------      ---------
   Long-Term Portion of Notes Payable              $2,564,064     $   69,618
                                                   ==========     ==========

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
            Notes to the Consolidated Financial Statements
                    September 30, 1999 and 1998


  7.    Notes Payable (cont'd)

  Maturities
    For the years ended September 30,  2000   $   116,245
                                       2001        79,718
                                       2002        47,616
                                       2003        25,000
                                       2004        25,000
                               Thereafter       2,386,730
                                                ---------
                               Total           $2,680,309
                                               ==========

  8.   Short-Term Bank Borrowing

  Allstates Air Cargo, Inc. has a $1,350,000 line of credit agreement with a bank, which expires December 31, 2000. Interest on outstanding borrowings currently accrues at the Wall Street Journal's (WSJ) prime rate of interest less 1/4% per annum (8.25% as of September 30, 1999). The interest rate is predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by % over the WSJ's prime rate at the time of failure. The balance outstanding on the line of credit as of September 30, 1999 and 1998 was $0 and $400,000, respectively.

  Loan collateral includes the Company's accounts receivable and the unlimited, unconditional guarantees of Joseph Guido, Teresa Guido and Allstates Allcargo (US), Inc.

  9.  Income Taxes

  The Company's provision for income taxes as of September 30, 1999 and 1998 consisted of the following:
                              1999                1998
                              ----                ----
  Current
           Federal          $474,000         $ 73,675
           State             153,000           22,932
                             -------         --------
           Total - Current   627,000           96,607
                             -------         --------
  Deferred
           Federal            52,814           27,909
           State               9,320            6,438
                             -------         --------
           Total - Deferred   62,134           34,347
                             -------         --------
          TOTALS            $689,134         $130,954
                             =======         ========

  The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 1999 and 1998 are as follows:

                                       1999                1998
                                       ----                ----
       Deferred Tax Assets
        Accounts Receivable          $128,028           $165,502
        Equipment                       9,430             34,090
                                     --------           --------
       Deferred Tax Assets           $137,458           $199,592
                                    =========          =========

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
             Notes to the Consolidated Financial Statements
                      September 30, 1999 and 1998


     9.        Income Taxes (cont'd)

       Net Operating Loss Carryforward

  Audiogenesis generated net operating losses prior to its acquisition of Allstates Air Cargo, Inc. As a result of the reverse acquisition, the ownership structure of Audiogenesis changed as of August 24, 1999; thereby limiting and reducing the future utilization of the Audiogenesis net operating loss carryforwards. These pre-reverse acquisition net operating loss carryforwards will be limited and reduced based upon the Federal and New Jersey change in ownership net operating loss carryforward rules. Any net operating loss carryforwards to future tax years after limitation and reduction will generally be available to offset future taxable income of Allstates WorldCargo, Inc. (formerly known as Audiogenesis Systems, Inc.) only, and will not be available to offset any future income of Allstates Air Cargo, Inc. or any other affiliated corporation. The income tax provisions do not include any of the Audiogenesis pre-reverse acquisition net operating losses. In addition, the income tax provisions in these financial statements do not utilize the current year operating loss of the Allstates Allcargo (UK), Ltd. subsidiary operations. The deferred tax asset as a result of this carryforward has been offset in full by a valuation allowance.

  10. Pension Plan

      Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 25% of an employees' qualified compensation of which 15% is tax deductible, or $10,000. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. The Company did not make a discretionary contribution to the plan for the years ended September 30, 1999 and 1998. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 1999 and 1998.

  11. Related Party Transactions

      Allstates Air Cargo, Inc. leases real estate in two locations from a majority stockholder of the Company. Rent expense under these leases totaled $92,500 and $90,300 for the years ended September 30, 1999 and 1998, respectively.

      The Company has entered into royalty agreements for its Los Angeles and Chicago licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 1999 and 1998 totaled $143,253 and $0, respectively.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
                Notes to the Consolidated Financial Statements
                          September 30, 1999 and 1998


      11.      Related Party Transactions (cont'd)

      On August 24, 1999, the Company entered into Employment Agreements with three of the Company's stockholders. The Employment
      Agreements  are effective for the term beginning August 24, 1999
      through December 31, 2004.    The following is a summary of the
      terms of these agreements:

                          Annual                                     Stock
      Position            Salary           Bonus                   Options
      --------           -------          -----------------      -----------
      Chairman of
      The Board          $308,000        3% of fiscal year            Yes*
                                         Increase in net profits
      President/Chief
      Executive Officer  $208,000        3% of fiscal year            Yes*
                                         Increase in net profits

      Executive
      Vice President/
      Chief Operating
      Officer            $207,922        3% of fiscal year           Yes*
                                         Increase in net profits

      * No options have been granted to date. Options are to be granted when and if the Company adopts a stock option plan.

      Prior to August 24, 1999, the Company issued 4,500,000 shares of common stock to one officer, three employees and three consultants for their participation in the Company's restructuring as a result of the reverse acquisition. The Company recorded $26,000 of non-cash acquisition costs and $156,000 of non-cash compensation expense related to this transaction.

      The Company has an unsecured, non-interest bearing loan from a shareholder. Principal amount outstanding as of September 30, 1999 and 1998 are $5,000 and $0, respectively. Loan is payable and due upon demand.

  12. Stock Option Plan

      The Company adopted a non-qualified stock option plan which was terminated effective December 31, 1999. The following shares have been reserved to be issued to the holders of certain options which remained outstanding after a reverse acquisition transaction by Genesis Safety Systems, Inc. (predecessor of Audiogenesis Systems, Inc.) pursuant to the anti-dilution provisions of such options. Such shares will be issued, at no cost to the option holders, only in the event that such option holders exercise their options in the Company's predecessor. No options were exercised during the fiscal years ended September 30, 1999 and 1998.

            # of Options       Expiration
            ------------       ----------
               3,000            11/27/00
              10,000            07/31/00

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
              Notes to the Consolidated Financial Statements
                         September 30, 1999 and 1998


  13.  Leases

  The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next ten years. These operating leases provide the Company with the option to renew its' lease at the fair rental value at end of the lease term. Management expects that leases will be renewed or replaced by other leases in the normal course of business. In September 1998, the Company's affiliate leased terminal facilities in the U.K. for approximately $80,000 annually for ten years. The affiliate currently subleases a portion of the space for approximately $21,600 annually.

  Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 1999:

                    Years Ending
                    September 30,

                           2000  $  394,363
                           2001     269,230
                           2002     222,515
                           2003     207,715
                           2004     207,715
                     Thereafter     740,275
                     ----------  ----------
                     Total       $2,041,813
                                 ==========

            Rent expense under operating leases for the years ended September 30, 1999 and 1998 was $397,783 and $365,968, respectively.

            The Company sublets office space and has recorded $34,032 and $17,360 of rental income for the years ended September 30, 1999 and 1998, respectively.

  14.  Supplemental Cash Flow Disclosures
                                        1999         1998
  Cash paid for:                        ----         ----
       Income Taxes                   $166,735      $100,986
                                      ========      ========
        Interest                      $ 36,281      $ 75,411
                                      ========      ========

       Noncash Investing and Financing Activities

          (a) Equipment acquired through notes payable for the years ended September 30, 1999 and 1998 totaled $174,086 and $113,867, respectively.

          (b) The Company assumed $2,511,730 of debt owed to the Estate of Hoffman, which represents a portion of the Company's investment in its subsidiary at September 30, 1999.

          (c) The Company recorded goodwill in the amount of $636,652 as a result of the acquisition. Additionally, the Company recorded $5,305 of related amortization expense for the fiscal year ended September 30, 1999.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)
                Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


     15.       Litigation

       In March 1999, the Company settled a lawsuit against the United States Government (the "Government") for delinquent accounts receivable. The Government paid Allstates Air Cargo, Inc. $282,000 in satisfaction of the full outstanding receivable.

  In April 1999, the Company reached a favorable settlement with certain former employees arising out of their activities in leaving the Company's employ and establishing a business to act as an exclusive sales agent for a competing air freight forwarder.

  On December 15, 1999, the Company also reached a favorable settlement agreement with the competing air freight forwarder mentioned above. The action has not been formally discontinued, as the written Stipulation of Settlement has not yet been signed by all of the required signatories.

  On July 22, 1999, the Company settled a case with a former employee involving the former employee's claims for breach of contract, sex discrimination and sexual harassment. The Company paid the employee $17,500 in settlement of this case.

  The Company is involved in an on-going environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two aboveground storage tanks were removed from a facility in which the Company leases office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI report and agreed that no further investigation of the site was needed.

  A Remedial Action Workplan was submitted in November 1999. The Company is awaiting approval from the NJDEP. The Company has made claims against their liability insurance carriers for coverage. Due to the uncertain nature and extent of any additional remedial activities that may be required regarding the existing site conditions, management or its counsel cannot estimate potential future costs at this time. If an adverse judgment is entered, the potential effect on the consolidated financial position and consolidated results of operations, in the period in which resolved, cannot be ascertained at this time, but may be material.

                         SUPPLEMENTAL INFORMATION

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)

               BASIS OF PRESENTATION TO UNAUDITED PRO FORMA
                      COMBINED STATEMENTS OF OPERATIONS
               For the Years Ended September 30, 1998 and 1999


The Unaudited Pro Forma Combined Statements of Operations gives effect to the merger of Audiogenesis Systems, Inc. ("Audiogenesis") and Allstates Air Cargo, Inc. ("Allstates") as a recapitalization of Allstates with Allstates as the acquiror (reverse acquisition). This event has been presented as if it had occurred at the beginning of each year. The Unaudited Pro Forma Combined Statements of Operations gives effect to the merger under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. In the opinion of management, all significant adjustments necessary to reflect the effects of the merger have been made.

The Unaudited Pro Forma Combined Statements of Operations is presented for comparative purposes only and is not necessarily indicative of what the actual combined financial position of Audiogenesis and Allstates would have been, nor does it purport to represent the future combined financial position of ASI and Allstates. This Unaudited Pro Forma Combined Statement of Operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto referenced into the 10K.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)

           UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                    For the Year Ended September 30, 1999

                                                     Pro Forma     WorldCargo
                          Audiogenesis  Allstates     Merger       Pro Forma
                            Historical  Historical  Adjustments    Combined
                          -----------  -----------  ----------    ------------

Revenues                     $710,523  $31,195,581  $(330,000)(A)  $31,576,104
Cost of revenues              211,212   18,765,807        -         18,977,019
                            ---------  -----------  ----------    ------------
Gross profit                  499,311   12,429,774   (330,000)      12,599,085
                            ---------  -----------  ----------    ------------
Operating expenses:
 Selling, general
  and administrative          397,411   11,317,580   (271,645)(B)   11,443,346
Research and development       25,000       -               -           25,000
                            ---------  -----------  ----------    ------------

Total operating expenses      422,411   11,317,580   (271,645)      11,468,346
                            ---------  -----------  ----------    ------------
Income from operations         76,900    1,112,194   ( 58,355)      1,130,739

Other income (expense):
 Interest income                  -         30,169        -             30,169
 Interest expense              (5,175)   (  53,622)  (164,471)(C)    (223,268)
 Loss on sale of assets           -      (   3,624)       -           (  3,624)
 Other income (loss)          149,880       90,135        -            240,015
                            ---------  -----------  ----------    ------------
Income before income taxes    221,605    1,175,252   (222,826)       1,174,031

Income tax provision              -        692,088   ( 85,443)(D)      606,645
                            ---------  -----------  ----------    ------------

Net income (loss)            $221,605    $ 483,164  $(137,383)      $  567,386
                            =========  ===========  ==========    ============

Weighted average of
 common shares
 outstanding                            18,000,000  14,509,872(E)   32,509,872
                                       ===========  ==========    ============

Net income per common share             $     0.03                 $      0.02
                                       ===========                ============

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)

           UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                    For the Year Ended September 30, 1999

                                                     Pro Forma     WorldCargo
                          Audiogenesis  Allstates     Merger       Pro Forma
                            Historical  Historical  Adjustments    Combined
                          -----------  -----------  ----------    ------------

Revenues                     $475,275  $25,997,927   $   -         $26,473,202
Cost of revenues              197,429   16,304,751       -          16,502,180
                            ---------  -----------  ----------    ------------
Gross profit                  277,846    9,693,176       -           9,971,022
                            ---------  -----------  ----------    ------------
Operating expenses:
 Selling, general and
  administrative              339,019    9,416,799    63,660 (F)     9,819,478
 Research and development     100,000        -           -             100,000
                            ---------  -----------  ----------    ------------
Total operating expenses      439,019    9,416,799    63,660         9,919,478
                            ---------  -----------  ----------    ------------
Income from operations       (161,173)     276,377  ( 63,660)           51,544

Other income (expense):
 Interest income                 -           9,512      -                9,512
 Interest expense             (14,669)   (  54,061) (179,200)(G)      (247,930)
 Other income (loss)             -          19,733      -               19,733
                            ---------  -----------  ----------    ------------
Income before income taxes    175,842)     251,561  (242,860)         (167,141)

Income tax provision             -         130,954  ( 73,472)(H)        57,482
                            ---------  -----------  ----------    ------------
Net income (loss)           $(175,842)  $  120,607 $(169,388)     $(   224,623)
                            =========  ===========  ==========    ============
Weighted average of common
 shares outstanding                     18,000,000 14,509,872(I)   $32,509,872
                                       ===========  ==========    ============
Net income per common share             $     0.01                 $     (0.01)
                                       ===========                ============

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
    (Formerly Known as Audiogenesis Systems, Inc. and Subsidiaries)

                 NOTES TO UNAUDITED PRO FORMA COMPARATIVE
                     COMBINED STATEMENT OF OPERATIONS
         For the Fiscal Years Ended September 30, 1999 and 1998

A.  Eliminates intercompany transactions.

B. Eliminates intercompany transactions and charges eleven months of amortization of goodwill.

C. Represents interest on the assumed note payable of $2,560,000 for eleven months at 7%.

D.  Represents the tax adjustment for the additional interest expense.

E. Recapitalizes Allstates' shares to 18,000,000, the equivalent number of shares received in the transaction and shows the shares retained by ASI's shareholders as issued for the reverse acquisition.

F.  Represents one year of amortization of goodwill.

G. Represents interest on the assumed note payable of $2,560,000 for one year at 7%.

H.  Represents the tax adjustment for the additional interest expense.

I. Recapitalizes Allstates' shares to 18,000,000, the equivalent number of shares received in the transaction and shows the shares retained by ASI's shareholders as issued for the reverse acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Fallon & Fallon LLP, the independent accountant which was previously engaged as the principal accountant to audit the Registrant's financial statements, was replaced on September 30, 1999 with the accounting firm of Cowan, Gunteski & Co., P.A. The reason for the replacement was based solely on Registrant's determination that its anticipated accounting requirements subsequent to the acquisition of Allstates Air Cargo, Inc. necessitated a larger accounting firm with more personnel regularly engaged in securities-related accounting matters. Such change in the certifying accountant was not due to any disagreement between the Registrant and its former independent accountant or the declination of such accountant to stand for re-election.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


NAME                  AGE            POSITION
------------------------------------------------------------------
Joseph M. Guido        64             Chairman of the Board
Sam DiGiralomo         56             President, CEO, Director
Barton C. Theile       53             Executive Vice President, COO, Director
Craig Stratton         48             CFO, Secretary, Treasurer, Director

None of the above persons is related to any other of the above-named persons by blood or marriage.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 1999 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.


JOSEPH M. GUIDO, Chairman of the Board, is the founder of Allstates Air Cargo, Inc., having served as its President and CEO since 1961. Mr. Guido became Chairman of the Board of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to forming Allstates Air Cargo, Inc., Mr. Guido served as a freight supervisor with American Airlines, and as a sales and station manager for Air Cargo Consolidators.

SAM DIGIRALOMO, became President, CEO and a director of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to such acquisition, Mr. DiGiralomo had served as the President, Treasurer, CEO and a director of Audiogenesis Systems, Inc. since it was formed in January, 1997. From July 1981 through January 1997, Mr. DiGiralomo had been the President of the predecessor of Audiogenesis Systems, Inc., Genesis Safety Systems, Inc. Mr. DiGiralomo has more than 20 years of management and marketing experience.
 He has lectured at various trade associations and universities, and designed and authored several employee training programs. Mr. DiGiralomo is a member of the American Society of Safety Engineers.

BARTON C. THEILE, became Executive Vice President, COO and a director of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to such acquisition, Mr. Theile had served Allstates Air Cargo, Inc., as a sales representative, operations manager, and Executive Vice President over a period of 19 years. In addition to his experience at Allstates, Mr. Theile was President of Cargo Logistics Group, LLC. Mr. Theile has been involved in sales, marketing operations and administration in the transportation industry for over 25 years.

CRAIG STRATTON, became CFO, Secretary, Treasurer and a director of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to such acquisition, Mr. Stratton served as Chief Financial Officer
for Allstates Air Cargo, Inc. since November 1997.   Before joining
Allstates, for three years, Mr. Stratton held the position of Corporate Controller for Programmer's Paradise, Inc. a cataloger and distributor of technical software. From 1990 through 1994, he was Controller for Baronet Corporation, an importer and distributor of leather goods accessories. From 1981 through 1990, he was employed by the finance department of Contel IPC, a specialty telephone systems manufacturer and service provider, where he held various positions of increasing responsibility in corporate accounting, including an appointment to Assistant Controller in 1987. In 1973, Mr. Stratton received his B.S. in accounting, and in 1980 he earned his MBA. Mr. Stratton has been a CPA since 1986.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION


                        SUMMARY COMPENSATION TABLE

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                           All
Principal              ($)      ($)     Annual    Restrict-    Options/   LTIP      Other
Position                                Compen-   ed Stock     SARs(#)    Pay-      Compensa-
                                        sation      ($)         ($)       outs($)   tion ($)
----------   ----    -------   -----   --------   ---------   ---------   ------    --------
J.           1999    317,821           92,500(1)                                    202,597(2)
Guido,       1998    294,920          111,600(3)
Chairman     1997    283,415   20,000  85,800(1)
of the
Board

Sam          1999     80,200(4)       143,253(5)                                    120,000(7)
DiGiralomo,  1998     65,000(4)        26,486(5)
President,   1997     65,000(4)
CEO

B. Theile,   1999    189,411            4,920(6)                                     20,000(7)
COO,         1998    152,328
Exec. VP     1997          0

Craig
Stratton,    1999    100,826                                                          8,000(7)
CFO,         1998     77,221
Secretary,   1997          0
Treasurer


__________________


(1) Rental income from leasing of Newark branch location and Forked River corporate office
(2) Proceeds from sale to Allstates Air Cargo, Inc. of one share Allstates Air Cargo, Inc. stock
(3) Rental income from leasing of Newark branch location and Forked River corporate office ($90,300), and interest paid in 1996 loan to company ($21,300)
(4) Employed by Audiogenesis Systems, Inc. on part time basis at $65,000 per year
(5) Commissions paid for consulting services in connection with site licensing agreements
(6)   Commission paid for management services to GTD Logistics, Inc.
(7)   Excess stock compensation valued at $.04 per share

On August 24, 1999, the Company entered into Employment Agreements with three of the Company's stockholders. The Employment Agreements are effective for
the term beginning August 24, 1999 through December 31, 2004.    The
following is a summary of the terms of these agreements:

                           Annual
Name/Position              Salary               Bonus
-------------              ------               ------
Joseph M. Guido,
Chairman of
The Board                  $308,000          3% of fiscal year
                                             Increase in net profits

Sam DiGiralomo,
President/Chief
Executive Officer          $208,000          3% of fiscal year
                                             Increase in net profits

Barton M. Theile,
Executive Vice President/
Chief Operating Officer     $207,922         3% of fiscal year
                                             Increase in net profits

Under the terms of their respective employment agreements, Mr. Guido, Mr. DiGiralomo and Mr. Theile have agreed to work full time. The agreements also provide for health and life insurance benefits, participation in the Company's 401(k) plan, disability benefits, expense reimbursements, indemnification from civil or criminal actions arising out of the Executive's employment, financial and tax advice, tax "gross-up" provisions, severance pay (equal to 100% of compensation for a period of five years), and payments in the event of a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth the beneficial ownership of the Common Stock of the Company as of February 28, 1999 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:

Title            Name and Address       No. of Shares            Percent of
of class        of Beneficial Owner     and nature of             class (1)
                                        Beneficial Ownership
--------        -------------------     -----------------------  -----------
Common          Joseph Guido
                4 Lakeside Drive South
                Forked River, NJ 08731    18,500,000(2)          56.91%

Common          Sam DiGiralomo
                7 Doig Road, Suite 3
                Wayne, NJ 07470            5,000,000             15.38%

Common          Barton C. Theile
                4 Lakeside Drive South
                Forked River, NJ 08731       500,000              1.54%

Common          Craig D. Stratton
                4 Lakeside Drive South
                Forked River, NJ 08731       200,000              0.62%

Common          All officers & directors
                as a group (4 persons)    25,200,000             74.44%

-----------------


(1)   Based upon 32,509,872 shares outstanding as of December 17, 1999.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 250,000 shares owned by Teresa Guido, who are husband and wife

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The following shares have been reserved to be issued to certain non-affiliate holders of options which remained outstanding after a reverse acquisition transaction by Genesis Safety Systems, Inc. (predecessor of Audiogenesis Systems, Inc.) pursuant to the anti-dilution provisions of such options. Such shares will be issued, at no cost to the option holders, only in the event that such option holders exercise their options in the Company's predecessor.

          # Options          Terminates:
          ------------       ----------
             10,000           7/31/00
              3,000          11/27/00


On June 22, 1998 and June 29, 1998, the Company borrowed $12,000 and $1,500, respectively, from Sam DiGiralomo, President of the Company, under promissory notes bearing interest at 8% per annum. Such notes have been satisfied in full.

On September 18, 1998, the Company entered into an agreement with Allstates Air Cargo, Inc. to develop customized audio-visual products. The controlling shareholder of Allstates Air Cargo, Inc. was Joseph Guido, Chairman of the Board of the Company. The Company believes that the terms of such agreement were the same as would be negotiated through arms-length bargaining with an unaffiliated purchaser. The Company has fulfilled its obligations under such agreement.

     The Company's $1,350,000 line of credit, which expires December 31, 2000, is personally guaranteed by Joseph M. Guido, Chairman of the Board of the Company, and Teresa Guido, his wife.

     The Company leases real estate in two locations from Joseph M. Guido. Rent expense under these leases totaled $92,500 for the year ended September 30, 1999. The Company believes that such leases are commensurate with the terms which could be obtained from an unaffiliated third party.

      Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. Royalty payments to Mr. DiGiralomo for the year ended September 30, 1999 totaled $143,253.

     Pursuant to the Stock Purchase Agreement and Plan of Reorganization between Audiogenesis Systems, Inc. and Allstates Air Cargo, Inc., the Company assumed 101 Notes payable from Joseph M. Guido to the Estate of A.G. Hoffman, Jr., aggregating $2,511,730 in principal, with repayment over 101 years at annual principal payments of $25,000 plus interest at 7% per year. All or any of the notes may be paid at any time before maturity without any prepayment penalty. In the event of a default under the notes by the Company, Joseph M. Guido remains personally liable for the notes and the 101 shares of Allstates Air Cargo, Inc. common stock held as security under the notes (representing 48.1% of the issued and outstanding common stock of Allstates Air Cargo, Inc.) may be sold at public or private sale.

     The Company's legal counsel, Stephen M. Robinson, Esq., beneficially owns 1,200,000 shares of common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are filed pursuant to Item 601 of Regulation S-B.

Exhibit No.   Description of Document
-----------   -----------------------

3.01*         Articles of Incorporation of Audiogenesis Systems,
              Inc. dated January 14, 1997 filed as an exhibit to Registrant's
              Registration Statement on Form 10-SB, filed October 23, 1998

3.02* By-laws of Audiogenesis Systems, Inc. filed as an exhibit to Registration Statement on Form 10-SB, filed October 23, 1998

10.01* Echolocation Technology License Agreements filed as an exhibit to Registration Statement on Form 10-SB, filed October 23, 1998

10.02* Agreement with Allstates Air Cargo, Inc. dated 9/18/98 filed as an exhibit to Registration Statement on Form 10-SB, filed
              October 23, 1998

10.03* Promissory Note to Marshall E. Levine Ph.D. Profit Sharing Plan filed as an exhibit to Registration Statement on Form 10-SB, filed October 23, 1998

10.04* Genesis Safety Systems, Inc. Stock Option Plan, filed as an exhibit to Amendment No. 1 to Registration Statement on Form
              10-SB, filed March 11, 1999

10.05* Stock Purchase Agreement and Plan of Reorganization dated June 30, 1999, filed as an exhibit to Registrant's Form
              8-K filed July 12, 1999

10.06* Employment Agreement with Joseph M. Guido, filed as an exhibit to Registrant's Form 8-K filed September 9, 1999

10.07* Employment Agreement with Sam DiGiralomo, filed as an exhibit to Registrant's Form 8-K filed September 9, 1999

10.08* Employment Agreement with Barton C. Theile, filed as an exhibit to Registrant's Form 8-K filed September 9, 1999

10.09* Certificate of Amendment to the Certificate of Incorporation of Registrant changing the name of the corporation from Audiogenesis Systems, Inc. to Allstates WorldCargo, Inc., filed as an exhibit to Registrant's Form 8-K filed
              December 1, 1999

21.01* List of Subsidiaries of Registrant filed as an exhibit to Registration Statement on Form 10-SB, filed October 23, 1998

27.01+        Financial Data Schedule

*Filed previously, incorporated herein by reference
+Filed herewith


(b)  Reports on Form 8-K:

Report on Form 8-K filed July 12, 1999, date of earliest event June 29, 1999;
filed with respect to (i) Item 2 -  the termination of the Echolocation
License between VCU-IPF/VCU and the Company, and (ii) Item 5 - the Stock
Purchase Agreement and Plan of Reorganization with Allstates Air Cargo, Inc.
and its sole shareholder

Report on Form 8-K filed August 17, 1999, with respect to Item 7 - amending the report filed July 12, 1999 to include financial statements


Report on Form 8-K filed September 9, 1999, date of earliest event August 24,
1999; filed with respect to Item 1, Item 2, and Item 5 - with respect to the closing of the Stock Purchase Agreement and Plan of Reorganization with Allstates Air Cargo, Inc. and its sole shareholder

Report on Form 8-K filed September 30, 1999, date of earliest event September
30, 1999; filed with respect to Item 4 - the change of independent accountant from Fallon & Fallon, P.A. to Cowan, Gunteski & Co., P.A.




SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATES WORLDCARGO, INC.


BY:            /s/ SAM DIGIRALOMO
        ---------------------------------
               Sam DiGiralomo, President and CEO

DATED:  January 12, 2000
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                      Title                         Date
---------                      -----                         ----

BY:   /s/ Joseph M. Guido     Chairman of the Board of      January 12,2000
      ---------------------   Directors                     ----------------
       Joseph M. Guido

BY:   /s/ Sam DiGiralomo      President, CEO and Director   January 12,2000
     ---------------------                                  ----------------
       Sam DiGiralomo

BY:   /s/ Barton C. Theile    Exec. Vice President, COO     January 12,2000
     ---------------------    and Director                  ----------------
      Barton C. Theile

BY:   /s/ Craig D. Stratton   Secretary, Treasurer,         January 12,2000
     ---------------------    CFO and Director              ----------------
      Craig D. Stratton



                                     21

