Form 10QSB
period 1999-12-31
ALLSTATES WORLDCARGO INC
filed 2000-02-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.


    Commission file number        000-24991
                             ____________________


                         ALLSTATES WORLDCARGO, INC.
     -------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


          New Jersey                            22-3487471
        --------------                 -------------------------------
  (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation)


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

Yes  XX      No
    ----         ----
The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of January 31, 2000.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending December 31, 1999 and 1998

  Financial Statements:

    Consolidated Balance Sheets                                          3

    Consolidated Statements of Operations                                4

    Consolidated Statements of Stockholders' Equity (Deficit)            5

    Consolidated Statements of Cash Flows                                6

  Notes to the Financial Statements                                      7

  Supplemental Information:                                              8

       Unaudited Pro Forma Combined Statements of Operations
          For the Period Ended December 31, 1998                         9


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................10

PART II.  OTHER INFORMATION.............................................17

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................18

      SIGNATURES........................................................19

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets

                             ASSETS
                                          December 31            September 30
                                             1999                     1999
                                             ----                     ----
                                          (Unaudited)                   *
Current Assets
        Cash                               $540,274                 $406,842
        Accounts Receivable               3,481,968                3,920,495
        Inventory                            37,268                   39,139
        Prepaid Expenses and
         Other Current Assets               225,417                  100,006
        Deferred Income Taxes -
          Current Portion                   116,400                  128,028
                                         ----------                ---------
           Total Current Assets           4,401,327                4,594,510
                                         ----------                ---------
Property, Plant and Equipment             1,459,274                1,394,998
Less:  Accumulated Depreciation             900,712                  869,945
                                         ----------                ---------
    Net Property, Plant and Equipment       558,562                  525,053

Goodwill                                    615,430                  631,347
Other Assets                                156,810                  318,754
                                         ----------                ---------
Total Assets                             $5,732,129               $6,069,664
                                         ==========                =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                   $2,142,405       $2,408,239
        Accrued Expenses                    1,023,149          755,177
        Short-Term Bank Borrowings            400,000             -
        Income taxes payable                     -             526,873
        Shareholder Loan Payable                 -               5,000
        Notes payable                         103,952          116,245
                                            ---------        ---------
                Total Current Liabilities   3,669,506        3,811,534

Long-Term Portion of Notes Payable          2,547,914        2,564,064

Stockholders' Equity (Deficit)
        Common Stock                            3,251            3,251
        Foreign currency
              translation adjustments         (8,862)          (14,323)
        Retained Earnings (Deficit)         (479,680)         (294,862)
                                            ---------        ---------
    Total Stockholders' Equity (Deficit)    (485,291)         (305,934)
                                            ---------        ---------
Total Liabilities and
  Stockholders' Equity (Deficit)          $5,732,129        $6,069,664
                                          ==========        ==========

*Condensed from audited financial statements
 The accompanying notes are an integral part of these consolidated financial statements

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations

                                              Three Months Ended December 31,
                                               1999                   1998
                                               ----                   ----

Revenues (Net of Discounts)                  $7,659,481           $8,485,269
Cost of transportation                        4,594,798            5,168,615
                                             ----------           ----------
                Gross Profit                  3,064,683            3,316,654

Selling, General and Administrative Expenses  3,192,887            2,753,905
                                             ----------           ----------
                Income from Operations         (128,204)             562,749

Other Income (Expense)
        Interest, net                          (45,495)             (15,799)
        Other income                             3,881               47,316
                                             ----------           ----------
Income Before Income Tax Provision            (169,818)              594,266

Provision for Income Taxes                      15,000              304,156
                                             ----------           ----------
     Net Income                              ($184,818)             $290,110
                                             ==========           ==========

Weighted average common shares - basic      32,509,872            32,509,872
Net income per common share - basic             ($0.01)                $0.01

Weighted average common shares - diluted    32,522,872            32,522,872
Net income per common share - diluted           ($0.01)                $0.01



The accompanying notes are an integral part of these consolidated financial statements.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit)
                           (Unaudited)

                                                   Common Stock             Other                          Total
                                                   ------------         Comprehensive     Retained     Stockholders'
                                              Number of                    Income         Earnings        Equity
                                                Shares      Par Value      (Loss)         (Deficit)      (Deficit)
                                              ---------     ---------    ----------      ----------    ------------

Balance at September 30, 1999                 32,509,872     $3,251        $(14,323)      ($294,862)    $(305,934)

Other Comprehensive Income
 (Currency translation adjustment)
 for the three months ended
 December 31, 1999                                                            5,461                         5,461

Consolidated net loss for the three
 months ended December 31, 1999                                                            (184,818)     ( 184,818)
                                              ----------    ---------    ----------      ----------      ---------
Balance, December 31, 1999                    32,509,872     $3,251        $ (8,862)     $ (479,680)     ($485,291)
                                              ==========    =========    ==========      ==========      =========



            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                            (Unaudited)
                                               Three Months Ended December 31,
                                                     1999            1998
                                                     ----            ----
Cash flows from operating activities:
  Net Income                                      $(184,818)       $290,110
    Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation                                  47,326          35,472
       Amortization                                  17,082            -
       Provision for doubtful account                18,575          41,373
       (Gain) Loss on sale of assets                 (  332)           (108)
       Deferred income taxes                         11,808         (20,508)
       (Increase) decrease in assets:
          Accounts receivable                       419,952         (27,980)
          Prepaid expenses and other assets         (41,463)       (151,378)
          Security deposits                          (4,404)         22,024
       Increase (decrease) in liabilities:
          Accounts payable and accrued expenses      (2,862)       (435,076)
          Income tax payable                       (526,873)        322,389
                                                  ---------        ---------
            Net cash used for/provided by
             operating activities                  (163,083)         76,408

Cash flows from investing activities:
  Purchase of equipment                             (84,503)        (44,350)
  Proceed from sale of equipment                     (4,000)          8,971
                                                  ---------        ---------
     Net cash used in investing activities         (80,503)         (35,379)

Cash flows from financing activities:
  Repayments under notes payable                   (28,443)         (33,441)
  Repayments under short-term bank borrowings          -            (40,000)
  Borrowing under short-term bank borrowings       400,000           70,000
  Deferred financing costs                             -             60,000
                                                  ---------        ---------
     Net cash provided by financing activities     371,557           56,559
                                                  ---------        ---------
Net increase in cash
  and cash equivalents                             127,971           97,588
Currency translation adjustments                     5,461            7,248
Cash and cash equivalents, beginning of year       406,842          175,673
                                                  ---------        ---------
Cash and cash equivalents, end of period          $540,274         $280,509
                                                  =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                  ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's fiscal year 1999 Form 10-KSB filing dated January 12, 2000 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 1999 and the results of operations for the three months ended December 31, 1999 and 1998.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 1999 and 1998 have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or
(loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods. As a result of the reverse acquisition in which the sole shareholder of Allstates Air Cargo, Inc. acquired a controlling interest in Audiogenesis Systems, Inc., the shares issued during the fiscal year ended September 30, 1999 are treated as being outstanding for each fiscal quarter presented.

3. Selling, general and administrative expenses for the three months ended December 31, 1999 include total payments of $27,095.85 made to three Company officers and two related employees for unused accrued vacation time during calendar year 1999. While this practice was accepted to a limited extent in years prior to public status, it is not provided for in the Employment Agreements of two of the Company officers. The error was discovered subsequent to the end of the first quarter of Fiscal 2000 and the amounts, with interest at 8.5%, have been paid back to the Company by each individual and recorded in the second quarter of Fiscal 2000.

                         SUPPLEMENTAL INFORMATION

                ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                BASIS OF PRESENTATION TO UNAUDITED PRO FORMA
                     COMBINED STATEMENTS OF OPERATIONS
                  For the Quarter Ended December 31, 1998


The Unaudited Pro Forma Combined Statement of Operations gives effect to the merger of Audiogenesis Systems, Inc. and Allstates Air Cargo, Inc. as a recapitalization of Allstates with Allstates as the acquiror (reverse acquisition). This event has been presented as if it had occurred at the beginning of the quarter. The Unaudited Pro Forma Combined Statement of Operations gives effect to the merger under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. In the opinion of management, all significant adjustments necessary to reflect the effects of the merger have been made.

The Unaudited Pro Forma Combined Statement of Operations is presented for comparative purposes only and is not necessarily indicative of what the actual combined financial position of Audiogenesis and Allstates would have been, nor does it purport to represent the future combined financial position of Audiogenesis and Allstates. This Unaudited Pro Forma Combined Statement of Operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto referenced into the 10-QSB.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

           UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
               For Three Months Ended December 31, 1998

                                                                   Allstates
                          Allstates Air Audiogenesis Pro Forma     WorldCargo
                          Cargo, Inc.   Systems Inc   Merger       Pro Forma
                           Historical   Historical  Adjustments    Combined
                          -----------  -----------  ----------    ------------
Revenues                   $8,485,269   $  108,723                 $ 8,593,992
Cost of transportation      5,168,615       45,664                   5,214,279
                            ---------  -----------  ----------    ------------
Gross profit                3,316,654       63,059                   3,379,713
                            ---------  -----------  ----------    ------------
Operating expenses:
 Selling, general
  and administrative        2,753,905      107,521     17,082(A)     2,878,508
                            ---------  -----------  ----------    ------------
Income from operations        562,749      (44,462)  ( 17,082)        501,205

Other income (expense):
 Interest, net                (15,799)      (1,600)  ( 44,758)(B)     (62,157)
 Other income                   47,316       51,619                      98,935
                            ---------  -----------  ----------    ------------
Income before income taxes    594,266        5,557    (61,840)         537,983

Provision for income taxes    304,156         -      ( 21,036)(C)      283,120
                            ---------  -----------  ----------    ------------

Net income                   $290,110    $   5,557  $( 40,804)      $  254,863
                            =========  ===========  ==========    ============

Weighted average of
 common shares
 - basic                   18,000,000   14,522,872                  32,509,872
                           ==========  ===========  ==========    ============

Net income per common
 share - basic             $     0.02   $     0.00                 $      0.01
                           ==========  ===========  ==========    ============
Weighted average of
 common shares
 - diluted                 18,000,000   14,522,872                  32,522,872
                           ==========  ===========  ==========    ============

Net income per common
 share - diluted           $     0.02   $     0.00                 $      0.01
                           ==========  ===========  ==========    ============

(A)  Charges three months of amortization of goodwill

(B) Represents interest on the assumed note payable of $2,536,730 for 3 months at 7%

(C)  Represents the tax adjustment for the additional interest expense
                                      9

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

Allstates WorldCargo, Inc. (the "Company" or "Allstates") is a New Jersey Corporation formed on January 14, 1997 as Audiogenesis Systems, Inc. ("Audiogenesis"), pursuant to a corporate reorganization of Genesis Safety Systems, Inc. On August 24, 1999, Audiogenesis acquired 100 percent of the common stock of Allstates Air Cargo, Inc. in a reverse acquisition, and on November 30, 1999, changed its name to Allstates WorldCargo, Inc. The Company's business is comprised of freight forwarding, distribution and sales of safety equipment, and development and sales of audio-visual products. Allstates is headquartered in Forked River, New Jersey.

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 21 offices throughout the United States, including Hawaii, and employs 101 people. In addition, Allstates has a European branch office located in London, England that does business as Allstates Allcargo (UK), Ltd.


Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                             Three Months Ended December 31,
                                                   1999          1998
                                                   ----          ----
Revenues                                          100.0%          100.0%
Cost of transportation                             60.0            60.9
                                                   ------        ------
Gross profit                                       40.0            39.1

Selling, general and administrative expenses       41.7            32.5
                                                   ------        ------
Operating income                                   (1.7)            6.6
                                                   ======        ======
Net income                                         (2.4)%           3.4%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Revenues decreased by $826,000 or 9.7%, to $7,659,000 for the three months ended December 31, 1999 as compared to the three month period ended December 31, 1998. The decrease in the comparable periods is due to a lower number of shipments and the total weight of cargo shipped, and primarily reflects the effect of the loss of a significant customer account during the quarter, due to circumstances beyond the Company's control. That customer accounted for approximately 9.4% of total revenues during the quarter ended December 31, 1998, compared to approximately 1.0% of total revenues during the quarter ended December 31, 1999. The Company believes that it can replace the loss of any significant account from its customer base but there is no guarantee of that occurring.

     Sales of the quarter ended December 31, 1999 include approximately $97,000 generated by the Company's Audiogenesis Systems division that was added as a result of the reverse acquisition of August 24, 1999. For comparative purposes, a supplemental pro forma statement of operations is provided which gives effect to the merger as if it took place at the beginning of the prior fiscal year quarter ended December 31,1998.


Gross Profit

     Gross profit represents the difference between net revenues and the cost of sales. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. For the three months ended December 31, 1999, as a percentage of revenues the cost of sales decreased by 0.9% to 60.0% from 60.9% in the prior comparable fiscal period. This decrease is primarily due to the incremental effect of the higher margins attained from the Company's Audiogenesis Systems division during the quarter. Margins may be affected in the future by increased fuel costs that are passed on to the Company by its carriers. The Company has been notified recently by some of its carriers of their intent to impose surcharges to cover the higher cost of fuel, and intends to pass all or a portion of those surcharges to its customers. In absolute terms, the cost of sales decreased by $574,000 to $4,595,000 during the three months ended December 31, 1999 versus the comparative period in the prior year as a result of the lower sales volume. Gross margins increased to 40.0% during the first quarter of fiscal 2000 from 39.1% during the same period of the previous year. Gross profit decreased by $252,000 to $3,065,000 between the two fiscal periods.

Selling, General and Administrative Expenses

     SG&A expenses increased by $439,000 or 15.9% for the three months ended December 31, 1999 as compared to the same period in 1998, primarily reflecting isolated costs incurred by the Company in connection with the reverse acquisition of Allstates Air Cargo, Inc by Audiogenesis Systems, Inc. on August 24, 1999. During the first quarter of fiscal 2000, the Company recorded $140,500 in additional expense as reimbursement to one officer, three employees and three consultants for income taxes due the IRS in connection with non-cash compensation received for their participation in the Company's restructuring (see financial statement note #11 included in Fiscal 1999
Form 10KSB). This amount was paid to those individuals in January 2000. Normal operating expenses incurred by the Audiogenesis Systems subsidiary during the three months ended December 31, 1999 totaled approximately
$57,000, and are fully incremental as compared to the three months ended December 31, 1998. Also, in accordance with Employment Agreements that the Company entered into with three stockholders on August 24, 1999, a bonus equating to 3% of the Fiscal 1999 increase in before-tax profits over Fiscal 1998 was accrued for approximately $82,000. This amount was paid to the three stockholders within 30 days of the issuance of the Fiscal 1999 audited financial statements, in accordance with the employment agreements. Administrative personnel expenses were also higher during the quarter ended December 31, 1999 versus the comparable quarter in the previous year, reflecting the Company's efforts to build its corporate infrastructure and support its future growth plans. Licensee commissions increased by approximately $219,000 during the first quarter of Fiscal 2000 as compared to the same quarter in the prior fiscal year, primarily resulting from higher gross profits generated by a significant licensee, as well as the incremental effect of the addition of two licensee operations during the fourth quarter of Fiscal 1999. Those licensee operations replaced existing company locations in their local markets. When comparing the three month periods ended December 31, 1999 and 1998, the Company has realized an offsetting operating cost savings of approximately $190,000 with the replacement of these company locations with licensee operations, primarily due to the related reduction of personnel and facilities costs.


Operating loss

     Income from operations decreased by approximately $691,000 to an operating loss of $128,000 during the three months ended December 31, 1999 as compared to the same three month period in the previous year for the reasons indicated above. Operating margins decreased by 8.3% to -1.7% of revenues as a result of the higher selling general and administrative expenses as a percentage of revenues as described above.

Interest Expense and Income

     Net interest expense increased for the three months ended December 31, 1999 by approximately $30,000 compared to the same period in the previous year, primarily due to the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the reverse acquisition. Interest expense on the note was approximately $44,000 for the quarter.

Net Loss

     Income before income taxes decreased to a loss of ($170,000) during the quarter ended December 31, 1999 from a profit of $594,000 during the same period in the prior year. The Company recorded a provision for income taxes of $15,000 for the quarter ended December 31, 1999 as compared to a provision for income taxes of $304,000 for quarter ended December 31, 1998. The net loss amounted to ($185,000) in the first quarter of fiscal 2000 versus a net profit of $290,000 in the first quarter of fiscal 1999.


Liquidity and Capital Resources

     Cash used for operating activities was approximately $163,000 for the three months ended December 31, 1999, compared to cash flow provided from operations of approximately $76,000 for the three months ended December 31, 1998. During the first quarter of fiscal 2000, cash was used primarily to satisfy income tax obligations from fiscal 1999, offset by a decrease in accounts receivable. For the first quarter of Fiscal 1999, cash flow was primarily provided by the net income of the Company, offset by a decrease in accounts payable.
     At December 31, 1999, the Company had cash and cash equivalents of $540,000 and net working capital of $732,000, compared with cash and cash equivalents of $281,000 and net working capital of $790,000 respectively, at December 31, 1998. The decrease in working capital at December 31, 1999 over the respective period in 1999 is primarily attributable to the loss for the quarter then ended.

     The Company's investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the three months ended December 31, 1999, cash used to purchase capital equipment amounted to approximately $85,000. For the three months ended December 31, 1998, capital expenditures amounted to approximately $44,000, of which approximately $19,000 were acquired through notes payable.

     Domestically, the Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $1,350,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest less .25% per annum (8.25% at December 31, 1999). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. At December 31, 1999, $350,000 of the line of credit was restricted as collateral for a letter of credit opened in support of a duty deferment guarantee and overdraft facility for the Company's UK branch. As of December 31, 1999, there were $400,000 of outstanding borrowings on the line of credit.

     The Company's branch location in the United Kingdom relies primarily on its ultimate parent company, Allstates WorldCargo, Inc., for its financial support. In the past, the parent company has provided cash advances in the form of loans to the UK branch to support its working capital needs and purchase computer equipment. As of December 31, 1999, the UK branch had L269,000 in loans payable to the parent (the equivalent of approximately $435,000). In April 1997, the parent company deposited $165,000 (the US$ equivalent of L100,000) in a restricted account in a UK bank, bearing interest at approximately 5%, as a condition of obtaining a HM Customs and Excise bond. The bond is a requirement to guarantee the payment of VAT and excise taxes to UK Customs on cargo imports, which the Company collects from its customers. On September 27, 1999, the UK branch entered in to an agreement with a new bank to provide a separate overdraft facility and an HM Customs and Excise bond to replace the guarantee provided by the original bank. The agreement is effective through March 31, 2000, and allows the UK branch to draw to a maximum of L100,000 (the equivalent of approximately $162,000 at December, 1999). Interest is calculated on the cleared daily balance of the account, and is payable on the amount owing up to the limit at 3% per annum over the bank's base rate
(8.5% at December 31, 1999). The overdraft facility and HM Customs guarantee is collateralized by a $350,000 letter of credit opened at the Company's US bank. During the first quarter of Fiscal 2000, the guarantee funds on deposit at the original bank were released by HM Customs and Excise and applied against the overdraft facility at the new bank. As of December 31, 1999, the bank overdraft totaled L66,479 (the equivalent of approximately $107,000).


Year 2000 Compliance

Allstates addressed the issue of the potential effect that the transition from the year 1999 to 2000 might have had on its critical information systems. This issue relates to the inability of certain software programs, as well as the hardware they run on, to properly process date sensitive data for the year 2000 and thereafter. Computer systems that are not corrected may experience system
failure or a disruption of normal business activities.   Except for a few minor
inconveniences that were quickly rectified, the Company did not experience any significant malfunctions in its computer systems with the transition to the year 2000. The Company continues to monitor its computer systems for potential malfunctions related to the transition, but does not anticipate that it will incur any significant future costs in this process.

The Company took several measures to improve its overall data processing capabilities in the last two years, while preparing for a successful transition to the Year 2000. In 1998, the Company purchased, as part of its capital additions budget, an NCR WorldMark 4300 Enterprise Server, which was confirmed by the manufacturer as Year 2000 compliant. The Company's SCO UNIX operating system was upgraded to the most up-to-date release during 1999 and was reported by the product manufacturer to be Year 2000 ready. In September 1999, the most recent version of the underlying database manager, filepro RDBMS 4.8 was installed and was confirmed by its manufacturer that it would not produce errors in processing date data in connection with the year change.
                                      14

The Company contracted with a third party computer services provider to perform an analysis of its filepro software and underlying filepro applications to determine where any risk of failure existed and to make corrective adjustments. Those modifications were tested in a simulated Year 2000 environment in September 1999 and revealed no notable issues.

Additionally, the Company's e-mail system and faxing software used in system applications were upgraded to the most current versions, and were confirmed as Year 2000 compliant by the respective manufacturers. Allstates relies on these systems for the timely communication of information to its network of agents and business partners.

Throughout 1999, the Company contacted its significant vendors and service providers as well as its largest customers to access their state of readiness with the Year 2000 issue. While the Company cannot verify the results of its inquiries of third parties, it has not received any information that would suggest any significant issues with its material vendors or customers. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company would not have a material adverse effect on the Company and its operations.

Allstates does not consider the cost of Year 2000 compliance to be material to its financial position, cash flow or results of operations. The cost of software upgrades and testing for Year 2000 compliance have been less than $40,000, and the Company does not expect any future costs to be material.


Forward Looking Statements

The statements contained in all parts of this document including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition, effects of the Year 2000 issue; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations;
and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation;
the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of international operations;
risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         Report on Form 8-K filed December 1, 1999, date of earliest event November 30, 1999, with respect to the change of name from Audiogenesis Systems, Inc. to Allstates WorldCargo, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    February 14, 2000
        ---------------------------------               --------------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    February 14, 2000
        ---------------------------------               --------------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer