Form 10QSB
period 2000-03-30
ALLSTATES WORLDCARGO INC
filed 2000-05-12
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of May 11, 2000.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending March 31, 2000 and 1999

  Financial Statements:

    Condensed Consolidated Balance Sheet                                 3

    Condensed Consolidated Statement of Operations                       4

    Condensed Consolidated Statements of
        Stockholders' Equity (Deficit)                                   5

    Condensed Consolidated Statement of Cash Flows                       6

  Notes to the Financial Statements                                      7

  Supplemental Information:                                              8

       Unaudited Pro Forma Combined Statements of Operations
          For the Period Ended March 31, 1999                            9


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................10

PART II.  OTHER INFORMATION.............................................17

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................18

      SIGNATURES........................................................19

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets

                             ASSETS
                                           March 31              September 30
                                             2000                     1999
                                             ----                     ----
                                          (Unaudited)                   *
Current Assets
        Cash                               $412,179                 $406,842
        Accounts Receivable               3,889,984                3,920,495
        Inventory                            41,207                   39,139
        Prepaid Expenses and
         Other Current Assets               201,375                  100,006
        Deferred Income Taxes               128,028                  128,028
                                         ----------                ---------
           Total Current Assets           4,672,773                4,594,510
                                         ----------                ---------
Property, Plant and Equipment             1,565,997                1,394,998
Less:  Accumulated Depreciation             884,467                  869,945
                                         ----------                ---------
    Net Property, Plant and Equipment       681,530                  525,053

Goodwill                                    599,514                  631,347
Other Assets                                131,620                  318,754
                                         ----------                ---------
Total Assets                             $6,085,437               $6,069,664
                                         ==========                =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                   $2,526,044       $2,408,239
        Accrued Expenses                    1,041,145          755,177
        Short-Term Bank Borrowings            300,000             -
        Income taxes payable                     -             526,873
        Shareholder Loan Payable                 -               5,000
        Notes payable                         139,397          116,245
                                            ---------        ---------
                Total Current Liabilities   4,006,586        3,811,534

Long-Term Portion of Notes Payable          2,623,373        2,564,064

Stockholders' Equity (Deficit)
        Common Stock                            3,251            3,251
        Foreign currency
              translation adjustments         (6,367)          (14,323)
        Retained Earnings (Deficit)         (541,406)         (294,862)
                                            ---------        ---------
    Total Stockholders' Equity (Deficit)    (544,522)         (305,934)
                                            ---------        ---------
Total Liabilities and
  Stockholders' Equity (Deficit)          $6,085,437        $6,069,664
                                          ==========        ==========

*Condensed from audited financial statements
 The accompanying notes are an integral part of these consolidated financial statements

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations

                                              Three Months Ended March 31,           Six Months Ended March 31,
                                               2000               1999                2000               1999
                                               ----               ----                ----               ----

Revenues (Net of Discounts)                  $7,440,571       $7,388,109           $15,100,052      $15,873,378
Cost of transportation                        4,573,405        4,389,879             9,168,203        9,558,494
                                             ----------       ----------            ----------       ----------
                Gross Profit                  2,867,166        2,998,230             5,931,849        6,314,884

Selling, General and Administrative Expenses  2,840,082        2,979,239             6,015,887        5,733,144
                                             ----------       ----------            ----------       ----------
                Income from Operations           27,084           18,991              ( 84,038)         581,740

Other Income (Expense)
        Interest, net                          (53,079)         (11,437)              (98,574)         (27,236)
        Goodwill amortization                  (17,083)                               (34,165)
        Other income and expense               (13,184)           5,542               ( 9,303)          52,858
                                             ----------       ----------            ----------       ----------
Income Before Income Tax Provision            ( 56,262)           13,096             (226,080)          607,362

Provision for Income Taxes                       5,464           (1,595)               20,464          302,561
                                             ----------       ----------            ----------       ----------
     Net Income                              ($ 61,726)         $ 14,691            ($246,544)         $304,801
                                             ==========       ==========            ==========       ==========

Weighted average common shares - basic      32,509,872        32,509,872           32,509,872        32,509,872
Net income per common share - basic             ($0.00)           ($0.00)              ($0.01)            $0.01

Weighted average common shares - diluted    32,522,872        32,522,872           32,522,872        32,522,872
Net income per common share - diluted           ($0.00)           ($0.00)              ($0.01)            $0.01

The accompanying notes are an integral part of these consolidated financial statements.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit)
                           (Unaudited)

                                                   Common Stock             Other                          Total
                                                   ------------         Comprehensive     Retained     Stockholders'
                                              Number of                    Income         Earnings        Equity
                                                Shares      Par Value      (Loss)         (Deficit)      (Deficit)
                                              ---------     ---------    ----------      ----------    ------------

Balance at September 30, 1999                 32,509,872     $3,251        $(14,323)      ($294,862)    $(305,934)

Other Comprehensive Income
 (Currency translation adjustment)
 for the six months ended
 March 31, 2000                                                               9,756                         7,956

Consolidated net loss for the six
 months ended March 31, 2000                                                               (246,544)     ( 246,544)
                                              ----------    ---------    ----------      ----------      ---------
Balance, March 31, 2000                       32,509,872     $3,251        $ (6,637)     $ (541,406)     ($544,522)
                                              ==========    =========    ==========      ==========      =========



            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                            (Unaudited)
                                                 Six Months Ended March 31,
                                                     2000            1999
                                                     ----            ----
Cash flows from operating activities:
  Net Income                                      $(246,544)       $304,801
    Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation                                 100,216          87,356
       Amortization                                  34,165            -
       Provision for doubtful account                65,034          58,818
       (Gain) Loss on sale of assets                  6,343             582
       Deferred income taxes                            -           (23,715)
       (Increase) decrease in assets:
          Accounts receivable                       (34,524)         50,767
          Prepaid expenses and other assets          79,815           8,862
          Security deposits                           1,150          28,275
       Increase (decrease) in liabilities:
          Accounts payable and accrued expenses     398,774        (572,470)
          Income tax payable                       (526,873)        273,023
                                                  ---------        ---------
            Net cash used for/provided by
             operating activities                  (122,044)        216,299

Cash flows from investing activities:
  Purchase of equipment                            (134,754)        (70,025)
  Proceed from sale of equipment                     12,500          14,070
                                                  ---------        ---------
     Net cash used in investing activities        (122,254)         (55,955)

Cash flows from financing activities:
  Repayments under notes payable                   (58,321)         (60,663)
  Repayments under short-term bank borrowings     (100,000)        (330,000)
  Borrowing under short-term bank borrowings       400,000          100,000
  Deferred financing costs                             -             60,000
                                                  ---------        ---------
     Net cash provided by financing activities     241,679         (230,663)
                                                  ---------        ---------
Net increase in cash
  and cash equivalents                             (2,619)          (70,319)
Currency translation adjustments                     7,956            3,702
Cash and cash equivalents, beginning of year       406,842          175,673
                                                  ---------        ---------
Cash and cash equivalents, end of period          $412,179         $109,056
                                                  =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                  ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 1999 Form 10-KSB filing dated January 12, 2000 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2000 and 1999 and the results of operations for the three months and six months ended March 31, 2000 and 1999, respectively.

2. Net income per common share appearing in the statements of operations for the three months and six months ended March 31, 2000 and 1999, respectively, have been prepared in accordance with Statement of Financial Accounting Standards
No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods. As a result of the reverse acquisition in which the sole shareholder of Allstates Air Cargo, Inc. acquired a controlling interest in Audiogenesis Systems, Inc., the shares issued during the fiscal year ended September 30, 1999 are treated as being outstanding for each fiscal quarter presented.

3. Selling, general and administrative expenses for the three months ended March 31,2000 were reduced by $27,095.85, reflecting the reimbursement to the Company during the period by three officers and two related employees for payments made to those individuals during the three months ended December 31, 1999. The payments had been made for unused accrued vacation time during calendar year 1999. While this practice was accepted to a limited extent in years prior to public status, it is not provided for in the Employment Agreements of two of the Company officers. The amounts were paid back to the Company, with interest at 8.5%, as soon as the error was discovered, subsequent to the end of the first quarter of Fiscal 2000. SG&A expenses for the six months ended March 31, 2000 were not effected.

4. During the quarter ended March 31, 2000, the Company invested $3,250.98 in a start-up operation, e-tail Logistics, Inc., a New Jersey corporation. e-tail Logistics, Inc. does not conduct any business at this time.

                         SUPPLEMENTAL INFORMATION

                ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                BASIS OF PRESENTATION TO UNAUDITED PRO FORMA
                     COMBINED STATEMENTS OF OPERATIONS
                  For the Six Months Ended March 31, 1999


The Unaudited Pro Forma Combined Statement of Operations gives effect to the merger of Audiogenesis Systems, Inc. and Allstates Air Cargo, Inc. as a recapitalization of Allstates with Allstates as the acquirer (reverse acquisition). This event has been presented as if it had occurred at the beginning of the quarter. The Unaudited Pro Forma Combined Statement of Operations gives effect to the merger under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. In the opinion of management, all significant adjustments necessary to reflect the effects of the merger have been made.

The Unaudited Pro Forma Combined Statement of Operations is presented for comparative purposes only and is not necessarily indicative of what the actual combined financial position of Audiogenesis and Allstates would have been, nor does it purport to represent the future combined financial position of Audiogenesis and Allstates. This Unaudited Pro Forma Combined Statement of Operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto referenced into the 10QSB.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

           UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 For Six Months Ended March 31, 1999

                                                                   Allstates
                          Allstates Air Audiogenesis Pro Forma     WorldCargo
                          Cargo, Inc.   Systems Inc   Merger       Pro Forma
                           Historical   Historical  Adjustments    Combined
                          -----------  -----------  ----------    ------------
Revenues                  $15,873,378   $  513,287  $(300,000)(A)  $16,086,665
Cost of transportation      9,558,494      112,679                   9,671,173
                            ---------  -----------  ----------    ------------
Gross profit                6,314,884      400,608   (300,000)       6,415,492
                            ---------  -----------  ----------    ------------
 Selling, general
  and administrative        5,773,144      213,766   (265,835)(A)    5,681,075
                            ---------  -----------  ----------(B) ------------
Income from operations        581,740      186,842   ( 34,165)        734,417

Other income (expense):
 Interest, net                (27,236)      (3,575)  ( 89,600)(C)    (120,411)
 Other income                   52,858       45,769                      98,627
                            ---------  -----------  ----------    ------------
Income before income taxes    607,362      229,036   (123,765)         712,633

Provision for income taxes    302,561         -      ( 36,736)(D)      265,825
                            ---------  -----------  ----------    ------------

Net income                   $304,801    $ 229,036  $( 87,029)      $  446,808
                            =========  ===========  ==========    ============
Weighted average of
 common shares
 - basic                   18,000,000   14,509,872                  32,509,872
                           ==========  ===========  ==========    ============

Net income per common
 share - basic             $     0.01   $     0.00                 $      0.01
                           ==========  ===========  ==========    ============
Weighted average of
 common shares
 - diluted                 18,000,000   14,522,872                  32,522,872
                           ==========  ===========  ==========    ============

Net income per common
 share - diluted           $     0.01   $     0.00                 $      0.01
                           ==========  ===========  ==========    ============



(A) Represents an adjustment to eliminate inter-company transaction ($300,000).

(B)  Charges six months of amortization of goodwill ($34,165).

(C) Represents interest on the assumed note payable of $2,536,730 for 6 months at 7%.

(D)  Represents the tax adjustment for the additional interest expense.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

Allstates WorldCargo, Inc. (the "Company" or Allstates") is a New Jersey Corporation formed on January 14, 1997 as Audiogenesis Systems, Inc. (Audiogenesis"), pursuant to a corporate reorganization of Genesis Safety Systems, Inc. On August 24, 1999, Audiogenesis acquired 100 percent of the common stock of Allstates Air Cargo, Inc. in a reverse acquisition, and on November 30, 1999, changed its name to Allstates WorldCargo, Inc. The Company's business is comprised of freight forwarding, distribution and sales of safety equipment, and development and sales of audio-visual products. Allstates is headquartered in Forked River, New Jersey.

The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 22 offices throughout the United States, including Hawaii, and employs 102 people. In addition, Allstates has a European branch office located in London, England that does business as Allstates Allcargo (UK), Ltd.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                             Three Months Ended        Six Months Ended
                                 March 31,                March 31,
                             2000      1999            2000      1999
                             ----      ----            ----      ----
Revenues                    100.0%      100.0%        100.0%      100.0%
Cost of transportation       61.4        59.4          60.7        60.2
                             ------    ------          ------    ------
Gross profit                 38.5        40.6          39.3        39.8

Selling, general and
  administrative expenses    38.1        40.3          39.9        36.1
                             ------    ------          ------    ------
Operating income              0.4         0.3          (0.6)        3.7
                             ======    ======          ======    ======
Net income                   (0.8)%       0.2%         (1.6)%       1.9%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Revenues for the quarter ended March 31, 2000 increased by $52,000, or 0.7%, to $7,441,000, over the quarter ended March 31, 1999. Revenues for the six months ended March 31, 2000 decreased by $773,000, or 4.9%, to $15,100,000 as compared to the six-month period ended March 31, 1999.

The increase in total revenues for the three months ended March 31, 2000 is primarily due to the higher volume of sales to international customers during that period compared to the same period in Fiscal 1999. International sales increased during the quarter by $565,000, or 37.0% in comparison to the same quarter in Fiscal 1999, reflecting an increase in the total weight of international cargo shipped. A significant portion of the increase in international sales came from the Company's ocean freight business, which grew by approximately $248,000 or 116% in comparison to the three months ended March 31, 1999.

     The decrease in total revenues for the six months ended March 31, 2000 compared to the six months ended March 31, 1999 is primarily due to a lower number of overall shipments and total weight of cargo shipped. The three-month and six-month comparable periods were both effected by the loss of a significant customer account, due to circumstances beyond the Company's control. Prior year sales to that customer during the three and six months ended March 31, 1999 accounted for approximately 9.5% and 9.4%, respectively, of total company revenues. The Company believes that it can replace the loss of any significant account from its customer base but there is no guarantee of that occurring.

Sales for the three and six months ended March 31, 2000 include approximately $93,000 and $190,000 respectively, generated by the Company's Audiogenesis Systems division that was added as a result of the reverse acquisition of August 24, 1999. For comparative purposes, a supplemental pro forma statement of operations is provided which gives effect to the merger as if it took place at the beginning of the prior fiscal year six month period ended March 31,1999.

Gross Profit

Gross profit represents the difference between net revenues and the cost of sales. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. As a percentage of revenues, the cost of sales increased by 2.1% and 0.5% respectively for the three and six months ended March 31, 2000, in comparison to the same periods in the previous year. The higher cost percentages for those periods in Fiscal 2000 is primarily reflective of the increase in international sales volume, which generally carries a higher percentage cost of transportation. In absolute terms, the cost of sales increased by $184,000 to $4,573,000 during the three months ended March 31, 2000 versus the comparative period in the prior year, primarily as a result of the higher international sales volume. Cost of sales decreased by $390,000 to $9,168,000 for the six months ended March 31, 2000 in comparison to the previous year period due to the lower volume of sales. Gross margins decreased for the three and six months ended March 31, 2000 to 38.5% and 39.3% respectively, from 40.6% and 39.8% during the same periods of the previous year.

Gross profit decreased by $131,000 to $2,867,000 for the three months ended March 31, 2000 and decreased by $383,000 to $5,932,000 for the six months ended March 31, 2000, in comparison to their respective periods.

Gross margins have been affected to a limited extent during these periods by the increased cost of fuel. Certain carriers have begun to add surcharges to their freight bills to cover the higher fuel costs. During the quarter ended March 31, 2000, the Company itself imposed a surcharge on all transportation charges to its customers to offset these increased fuel costs.

Selling, General and Administrative Expenses

SG&A expenses decreased by $139,000 or 4.7% for the three months ended March 31, 2000 as compared to the same three month period in 1999, representing 37.2% of revenues for the Fiscal 2000 quarter versus 40.3% of revenues in the same quarter of the previous year. The comparative decrease primarily reflects the cost incurred during Fiscal 1999 by Allstates Air Cargo, Inc. for the development of customized audio-visual products for marketing presentation purposes.

Operating expenses increased for the six months ended March 31, 2000 by $283,000, or 4.9% over the six months ended March 31, 1999, primarily reflecting isolated costs incurred by the Company in connection with the reverse acquisition of Allstates Air Cargo, Inc by Audiogenesis Systems, Inc. on August 24, 1999. During the first quarter of Fiscal 2000, the Company recorded $140,500 in additional expense as reimbursement to one officer, three employees and three consultants for income taxes due the IRS in connection with non-cash compensation received for their participation in the Company's restructuring (see financial statement note #11 included in Fiscal 1999 Form 10KSB). This amount was paid to those individuals in January 2000. Also, in accordance with Employment Agreements that the Company entered into with three stockholders on August 24, 1999, a bonus equating to 3% of the Fiscal 1999 increase in before-tax profits over Fiscal 1998 was accrued for approximately $82,000. This amount was paid to the three stockholders within 30 days of the issuance of the Fiscal 1999 audited financial statements, in accordance with the employment agreements.

Operating expenses for the three and six month periods ended March 31, 2000 included approximately $49,000 and $106,000 respectively of costs incurred by the Audiogenesis Systems division, which are fully incremental versus the comparable periods in Fiscal 1999.

  Administrative personnel expenses were higher for both the three and six-month periods ended March 31, 2000 in comparison to the prior year periods, reflecting the Company's efforts to build its corporate infrastructure and support its future growth plans. Licensee commissions increased by approximately $181,000 and $400,000 for the three month and six month periods respectively, as compared to the same periods in the prior fiscal year, primarily due to higher gross profits generated by a significant licensee, as well as the incremental effect of the addition of two licensee operations during the fourth quarter of Fiscal 1999. Those licensee operations replaced existing company locations in their local markets. The Company realized an offsetting operating cost savings for the three and six month periods ended March 31, 2000 of approximately $168,000 and $318,000 respectively with the replacement of these company locations with licensee operations, primarily due to the related reduction of personnel and facilities costs.

Income/(Loss) From Operations

Income from operations increased during the quarter ended March 31, 2000 by approximately $8,000, to $27,000, and decreased during the six months then ended by approximately $666,000 to an operating loss of $84,000, as compared to the same three month period in the previous year for the reasons indicated above. Operating margins for the three month period ended March 31, 2000 increased by 0.1%, to 0.4%, in comparison to the prior year three month period, and for the six month period ended March 31, 2000 decreased by 4.3% to (0.6%) of revenues, primarily as a result of the higher selling, general and administrative expenses as a percentage of revenues as described above.

Interest Expense and Income

     Net interest expense increased for the three month and six months ended March 31, 2000 by approximately $46,000 and $76,000 respectively, compared to the same periods in the previous year, primarily due to the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the reverse acquisition. Interest expense on the note was approximately $43,000 and $88,000 for the three and six month periods ended March 31, 2000.


Net Loss

Income before income taxes decreased to a loss of ($56,000) during the quarter ended March 31, 2000 from a profit of $13,000 during the same period in the prior year. The Company recorded a provision for income taxes of $5,000 for the quarter ended March 31, 2000 as compared to a tax benefit of $2,000 for quarter ended March 31, 1999. The net loss amounted to ($62,000) in the second quarter of Fiscal 2000 versus a net profit of $15,000 in the second quarter of Fiscal 1999.

For the six months ended March 31, 2000, income before income taxes decreased to a loss of ($226,000) from a profit of $607,000 during the same period in the prior year. The Company recorded a provision for income taxes of $20,000 for the six month period ended March 31, 2000 as compared to a provision for income taxes of $303,000 for six months ended March 31, 1999. The net loss amounted to ($247,000) for the six-month period versus a net profit of $305,000 in the same period of the prior year.


Liquidity and Capital Resources

Cash used for operating activities was approximately $122,000 for the six months ended March 31, 2000, compared to cash flow provided from operations of approximately $216,000 for the six months ended March 31, 1999. During the six months ended March 31, 2000, cash was used primarily to satisfy income tax obligations from Fiscal 1999, offset by an increase in accounts payable. For the six months ended March 31, 1999, cash flow was primarily provided by the net income of the Company and an increase in income taxes payable, offset by a decrease in accounts payable. Operating cash flows for the six-month periods in both years were negatively impacted by the losses generated by the Company's UK subsidiary, Allstates Allcargo, (UK) Ltd.

At March 31, 2000, the Company had cash and cash equivalents of $412,000 and net working capital of $666,000, compared with cash and cash equivalents of $109,000 and net working capital of $723,000 respectively, at March 31, 1999. The decrease in working capital at March 31, 2000 over the respective period in 1999 is primarily attributable to the loss for the six-month period then ended.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the six months ended March 31, 2000, capital expenditures amounted to approximately $276,000, of which approximately $141,000 was acquired through notes payable. For the six months ended March 31, 1999, capital expenditures amounted to approximately $143,000, of which approximately $42,000 was acquired through notes payable.

     Domestically, the Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $1,350,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest less .25% per annum (8.5% at March 31, 2000). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. At March 31, 2000, $350,000 of the line of credit was restricted as collateral for a letter of credit opened in support of a duty deferment guarantee and overdraft facility for the Company's UK branch. As of March 31, 2000, there was $300,000 of outstanding borrowings on the line of credit.

The Company's branch location in the United Kingdom relies primarily on its ultimate parent company, Allstates WorldCargo, Inc., for its financial support. In the past, the parent company has provided cash advances in the form of loans to the UK branch to support its working capital needs and purchase computer equipment. As of March 31, 2000, the UK branch had L269,000 in loans payable to the parent (the equivalent of approximately $429,000). In April 1997, the parent company deposited $165,000 (the US$ equivalent of L100,000) in a restricted account in a UK bank, bearing interest at approximately 5%, as a condition of obtaining a HM Customs and Excise bond. The bond is a requirement to guarantee the payment of VAT and excise taxes to UK Customs on cargo imports, which the Company collects from its customers. On September 27, 1999, the UK branch entered in to an agreement with a new bank to provide a separate overdraft facility and an HM Customs and Excise bond to replace the guarantee provided by the original bank. The agreement is effective through March 31, 2000, and allows the UK branch to draw to a maximum of L100,000 (the equivalent of approximately $160,000 at March 31, 2000). Interest is calculated on the cleared daily balance of the account, and is payable on the amount owing up to the limit at 3% per annum over the bank's base rate (8.5% at March 31, 2000). The overdraft facility and HM Customs guarantee is collateralized by a $350,000 letter of credit opened at the Company's US bank. During the first quarter of Fiscal 2000, the guarantee funds on deposit at the original bank were released by HM Customs and Excise and applied against the overdraft facility at the new bank. At March 31, 2000, the bank overdraft totaled L103,627 (the equivalent of approximately $165,000).

Forward Looking Statements

The statements contained in all parts of this document including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition, Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation; the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    May 12, 2000
        ---------------------------------               ------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    May 12, 2000
        ---------------------------------               ------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer