Form 10QSB
period 2000-06-30
ALLSTATES WORLDCARGO INC
filed 2000-08-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2000

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending June 30, 2000 and 1999

  Financial Statements:

    Condensed Consolidated Balance Sheet                                 3

    Condensed Consolidated Statement of Operations                       4

    Condensed Consolidated Statements of
        Stockholders' Equity (Deficit)                                   5

    Condensed Consolidated Statement of Cash Flows                       6

  Notes to the Financial Statements                                      7

  Supplemental Information:                                              8

       Unaudited Pro Forma Combined Statements of Operations
          For the Period Ended June 30, 1999                             9


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................11

PART II.  OTHER INFORMATION..............................................18

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K............................19

      SIGNATURES.........................................................20

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets

                             ASSETS
                                            June 30              September 30
                                             2000                     1999
                                             ----                     ----
                                          (Unaudited)                   *
Current Assets
        Cash                               $388,169                 $406,842
        Accounts Receivable               3,941,854                3,920,495
        Inventory                            40,509                   39,139
        Prepaid Expenses and
         Other Current Assets               289,468                  100,006
        Deferred Income Taxes               128,028                  128,028
                                         ----------                ---------
           Total Current Assets           4,788,028                4,594,510
                                         ----------                ---------
Property, Plant and Equipment             1,621,316                1,394,998
Less:  Accumulated Depreciation             886,148                  869,945
                                         ----------                ---------
    Net Property, Plant and Equipment       735,168                  525,053

Goodwill                                    583,597                  631,347
Other Assets                                127,979                  318,754
                                         ----------                ---------
Total Assets                             $6,234,772               $6,069,664
                                         ==========                =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                   $2,535,717       $2,408,239
        Accrued Expenses                      882,164          755,177
        Short-Term Bank Borrowings            480,000             -
        Income taxes payable                     -             526,873
        Shareholder Loan Payable                 -               5,000
        Notes payable                         155,846          116,245
                                            ---------        ---------
                Total Current Liabilities   4,053,727        3,811,534

Long-Term Portion of Notes Payable          2,624,057        2,564,064

Stockholders' Equity (Deficit)
        Common Stock                            3,251            3,251
        Foreign currency
              translation adjustments         (2,235)          (14,323)
        Retained Earnings (Deficit)         (444,028)         (294,862)
                                            ---------        ---------
    Total Stockholders' Equity (Deficit)    (443,012)         (305,934)
                                            ---------        ---------
Total Liabilities and
  Stockholders' Equity (Deficit)          $6,234,772        $6,069,664
                                          ==========        ==========

*Condensed from audited financial statements
 The accompanying notes are an integral part of these consolidated financial statements

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations

                                              Three Months Ended June 30,          Nine Months Ended June 30,
                                               2000               1999                2000               1999
                                               ----               ----                ----               ----

Revenues (Net of Discounts)                  $8,021,884        7,625,239           $23,121,936      $23,498,617
Cost of transportation                        4,751,600        4,508,575            13,919,803       14,067,069
                                             ----------       ----------            ----------       ----------
                Gross Profit                  3,270,284        3,116,664             9,202,133        9,431,548

Selling, General and Administrative Expenses 3,108,249        2,663,911              9,124,136        8,397,055
                                             ----------       ----------            ----------       ----------
                Income from Operations          162,035          452,753                77,997        1,034,493

Other Income (Expense)
        Interest, net                           (57,505)        ( 7,480)             (156,079)          (34,716)
        Goodwill amortization                   (17,082)                              (51,247)
        Other income and expense                 15,453           7,234                 6,150            60,092
                                             ----------       ----------            ----------       ----------
Income Before Income Tax Provision              102,901          452,507             (123,179)        1,059,869

(Benefit)/Provision for income taxes            (65,288)         205,915              (44,824)         508,476
                                             ----------       ----------            ----------       ----------
     Net Income                              $ 168,189          $246,592            ($ 78,355)         $551,393
                                             ==========       ==========            ==========       ==========

Weighted average common shares - basic      32,509,872        32,509,872           32,509,872        32,509,872
Net income per common share - basic              $0.01             $0.01                $0.00             $0.02

Weighted average common shares - diluted    32,522,872        32,522,872           32,522,872        32,522,872
Net income per common share - diluted            $0.01             $0.01                $0.00             $0.02

The accompanying notes are an integral part of these consolidated financial statements.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit)
                           (Unaudited)

                                                   Common Stock             Other                          Total
                                                   ------------         Comprehensive     Retained     Stockholders'
                                              Number of                    Income         Earnings        Equity
                                                Shares      Par Value      (Loss)         (Deficit)      (Deficit)
                                              ---------     ---------    ----------      ----------    ------------

Balance at September 30, 1999                 32,509,872     $3,251        $(14,323)      ($294,862)    $(305,934)

Other Comprehensive Income
 (Currency translation adjustment)
 for the nine months ended
 June 30, 2000                                                              12,088                         12,088

Adjustment to retained earnings
 resulting from the elimination
 of investment in subsidiary                                                              ( 70,811)      ( 70,811)

Consolidated net loss for the nine
 months ended June 30, 2000                                                               ( 78,355)     (  78,355)
                                              ----------    ---------    ----------      ----------      ---------
Balance, June 30, 2000                       32,509,872     $3,251        $ (2,235)     $ (444,028)     ($443,012)
                                              ==========    =========    ==========      ==========      =========



            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                            (Unaudited)
                                                 Nine Months Ended June 30,
                                                     2000            1999
                                                     ----            ----
Cash flows from operating activities:
  Net Income                                      $( 78,355)       $551,393
    Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation                                 160,973          137,794
       Amortization                                  51,247            -
       Provision for doubtful account                84,498          77,834
       (Gain) Loss on sale of assets                 (3,260)          1,377
       Deferred income taxes                            -           (23,715)
       (Increase) decrease in assets:
          Accounts receivable                      (105,857)        174,028
          Prepaid expenses and other assets        (  7,580)         (2,952)
          Security deposits                           4,025          29,663
       Increase (decrease) in liabilities:
          Accounts payable and accrued expenses     249,466        (591,618)
          Income tax payable                       (526,873)        440,641
                                                  ---------        ---------
            Net cash used for/provided by
             operating activities                  (171,716)        794,445

Cash flows from investing activities:
  Purchase of equipment                            (168,570)       (140,193)
  Proceed from sale of equipment                     34,168          16,571
  Purchase of treasury stock of subsidiary         ( 70,811)       (202,597)
                                                  ---------        ---------
     Net cash used in investing activities        (205,213)        (326,219)

Cash flows from financing activities:
  Repayments under notes payable                  (133,832)         (86,303)
  Repayments under short-term bank borrowings     (120,000)        (500,000)
  Borrowing under short-term bank borrowings       600,000          100,000
  Deferred financing costs                             -             60,000
                                                  ---------        ---------
     Net cash provided by/
       used for financing activities               346,168         (426,303)
                                                  ---------        ---------
Net increase/(decrease) in cash
  and cash equivalents                            (30,761)           41,923
Currency translation adjustments                    12,088           10,627
Cash and cash equivalents, beginning of year       406,842          175,673
                                                  ---------        ---------
Cash and cash equivalents, end of period          $388,169         $228,223
                                                  =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                  ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 1999 Form 10-KSB filing dated January 12, 2000 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2000 and 1999 and the results of operations for the three months and nine months ended June 30, 2000 and 1999, respectively.

2. Net income per common share appearing in the statements of operations for the three months and nine months ended June 30, 2000 and 1999, respectively, have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods. As a result of the reverse acquisition in which the sole shareholder of Allstates Air Cargo, Inc. acquired a controlling interest in Audiogenesis Systems, Inc., the shares issued during the fiscal year ended September 30, 1999 are treated as being outstanding for each fiscal quarter presented.

3. During the quarter ended March 31, 2000, the Company invested $3,250.98 in a start-up operation, e-tail Logistics, Inc., a New Jersey corporation. As of June 30, 2000, e-tail Logistics, Inc. has not conducted any business.

4. Pursuant to the Stock Purchase Agreement and Plan of Reorganization between Audiogenesis Systems, Inc. and Allstates Air Cargo, Inc., the Company had assumed 101 Notes payable from Joseph Guido to the Estate of A.G. Hoffman, Jr. In April 2000, the Company made a payment to Joseph Guido for $200,821.10, including $25,000 of principal, to satisfy the current year obligation, of which he remains personally liable. In exchange, the Company received one share of Allstates Air Cargo, Inc. common stock that is held as security under the notes.

                         SUPPLEMENTAL INFORMATION

                ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                BASIS OF PRESENTATION TO UNAUDITED PRO FORMA
                     COMBINED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended June 30, 1999


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

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

           UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 For Nine Months Ended June 30, 1999
                                                                  Allstates
                         Allstates Air Audiogenesis Pro Forma     WorldCargo
                         Cargo, Inc.   Systems Inc   Merger       Pro Forma
                          Historical   Historical  Adjustments    Combined
                         -----------  -----------  ----------    ------------
Revenues                 $23,498,617   $ 611,971  $(300,000)(A)  $23,810,588
Cost of transportation    14,067,069      131,118                 14,198,187
                           ---------  -----------  ----------    ------------
Gross profit               9,431,548      480,853   (300,000)      9,612,401
                           ---------  -----------  ----------    ------------
 Selling, general
  and administrative       8,397,055      347,681   (248,753)(A)   8,495,983
                           ---------  -----------  ----------(B) ------------
Income from operations     1,034,493      133,172   ( 51,247)      1,116,418

Other income (expense):
 Interest, net               (34,716)      (5,175)  (132,813)(C)    (172,704)
 Other income                 60,092       98,645                    158,737
                           ---------  -----------  ----------    ------------
Income before
   income taxes            1,059,869      226,642   (184,060)      1,102,451

Provision for
   income taxes              508,476         -      ( 54,453)(D)     454,023
                           ---------  -----------  ----------    ------------

Net income                  $551,393    $ 226,642  $(129,607)     $  648,428
                           =========  ===========  ==========    ============
Weighted average of
 common shares
 - basic                  18,000,000   14,509,872                  32,509,872
                          ==========  ===========  ==========    ============

Net income per common
 share - basic            $     0.03   $     0.02                 $     0.02
                          ==========  ===========  ==========    ============
Weighted average of
 common shares
 - diluted                18,000,000   14,522,872                  32,522,872
                          ==========  ===========  ==========    ============

Net income per common
 share - diluted          $     0.03   $     0.02                 $     0.02
                          ==========  ===========  ==========    ============

(A) Represents an adjustment to eliminate inter-company transaction ($300,000).

(B)  Charges nine months of amortization of goodwill ($51,247).

(C) Represents interest on the assumed note payable of $2,536,730 for 9 months at 7%.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 22 offices throughout the United States, including Hawaii, and employs 99 people. In addition, Allstates has a European branch office located in London, England that does business as Allstates Allcargo (UK), Ltd.


Results of Operations

     The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                             Three Months Ended       Nine Months Ended
                                  June 30,                 June 30,
                             2000      1999            2000      1999
                             ----      ----            ----      ----
Revenues                    100.0%      100.0%        100.0%      100.0%
Cost of transportation       59.2        59.1          60.2        59.9
                             ------    ------          ------    ------
Gross profit                 40.8        40.9          39.8        40.1

Selling, general and
  administrative expenses    38.8        35.0          39.5        35.7
                             ------    ------          ------    ------
Operating income              2.0         5.9           0.3         4.4
                             ======    ======          ======    ======
Net income                    2.1%        3.2%         (0.3)%       2.3%


Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. For the quarter ended June 30, 2000, revenues increased by $397,000, or 5.2%, to $8,022,000, over the quarter ended June 30, 1999, primarily attributable to the higher volume of sales to international customers. During the period, international sales increased by $389,000, or 26.1% in comparison to the same quarter in Fiscal 1999, reflecting an increase in the number of shipments and the total weight of international cargo shipped. Sales to international customers accounted for 23.5% of total sales during the three months ended June 30, 2000 as compared to 19.6% of total sales during the three months ended June 30, 1999.

     Revenues for the nine-month period ended June 30, 2000 decreased by $377,000, or 1.6%, to $23,122,000 in comparison to the nine-month period ended June 30, 1999, primarily reflecting a lower volume of domestic cargo weight shipped. Sales during the current fiscal year period were effected by the loss of a significant domestic customer account, due to circumstances beyond the Company's control. Prior year sales to that customer during the three and nine months ended June 30, 1999 accounted for approximately 8.6% and 9.4%, respectively, of total company revenues. The Company believes that it can replace the loss of any significant account from its customer base but there is no guarantee of that occurring.

     Sales for the three and nine months ended June 30, 2000 include approximately $96,000 and $286,000 respectively, generated by the Company's Audiogenesis Systems division that was added as a result of the reverse acquisition of August 24, 1999. For comparative purposes, a supplemental pro forma statement of operations is provided which gives effect to the merger as if it took place at the beginning of the prior fiscal year nine-month period ended June 30, 1999.


Gross Profit

     Gross profit represents the difference between net revenues and the cost of sales. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 0.1% and 0.3% respectively for the three and nine months ended June 30, 2000, in comparison to the same periods in the previous year. The increases primarily reflects the higher mix of international sales volume as a percentage of total sales, which generally carries a higher percentage cost of transportation than domestic sales. In absolute terms, the cost of sales increased by $243,000 to $4,752,000 during the three months ended March 31, 2000 versus the comparative period in the prior year, primarily as a result of the higher international sales volume. Cost of sales decreased by $147,000 to $13,920,000 for the nine months ended June 30, 2000 in comparison to the previous year period due to the lower volume of sales to domestic customers. Gross margins decreased for the three and nine months ended June 30, 2000 to 40.8% and 39.8% respectively, from 40.9% and 40.1% during the same periods of the previous year. Gross profit increased by $154,000 to $3,270,000 for the three months ended June 30, 2000 and decreased by $229,000 to $9,202,000 for the nine months ended June 30, 2000, in comparison to their respective periods.

     Gross margins have been affected to a limited extent during these periods by the increased cost of fuel. Certain carriers have begun to add surcharges to their freight bills to cover the higher fuel costs. The Company has itself imposed a surcharge on all transportation charges to its customers in an effort to offset these increased fuel costs.

Selling, General and Administrative Expenses

     SG&A expenses increased as a percentage of sales by 3.8% for both the three and nine months ended June 30, 2000 compared to the same periods in 1999, to 38.7% and 39.5% respectively. Operating expenses increased by $444,000 or 16.7% during the three-month period and by $727,000 or 8.7% for the nine-month period ended June 30, 2000 as compared to the same periods in the prior fiscal year. The increase in SG&A expenses for both periods primarily reflect the combination of higher administrative personnel expenses associated with the Company's efforts to build its corporate infrastructure and support its future growth plans, higher licensee commissions resulting from increases in the gross profits of a significant licensee operation, and the incremental effect of the Audiogenesis Systems division.

     Licensee commissions increased by approximately $225,000 and $625,000 for the three month and nine month periods respectively, as compared to the same periods in the prior fiscal year. A portion of those increases, approximately $104,000 and $284,000 respectively, reflect the incremental effect of the addition of two licensee operations during the fourth quarter of Fiscal 1999. Those licensee operations replaced existing company locations in their local markets. The Company realized an offsetting operating cost savings for the three and nine month periods ended June 30, 2000 of approximately $123,000 and $442,000 respectively with the replacement of these company locations with licensee operations, primarily due to the related reduction of personnel and facilities costs.

     The increase in operating expenses for the nine months ended June 30, 2000 also reflects isolated costs incurred by the Company in connection with the reverse acquisition of Allstates Air Cargo, Inc by Audiogenesis Systems, Inc.
on August 24, 1999. During the first quarter of Fiscal 2000, the Company recorded $140,500 in additional expense as reimbursement to one officer, three employees and three consultants for income taxes due the IRS in connection with non-cash compensation received for their participation in the Company's restructuring (see financial statement note #11 included in Fiscal 1999 Form 10-
KSB). Also, in accordance with Employment Agreements that the Company entered into with three stockholders on August 24, 1999, a bonus equating to 3% of the Fiscal 1999 increase in before-tax profits over Fiscal 1998 was accrued for approximately $82,000. This amount was paid to the three stockholders within 30 days of the issuance of the Fiscal 1999 audited financial statements, in accordance with the employment agreements.

     Operating expenses for the three and nine month periods ended June 30, 2000 included approximately $48,000 and $154,000 respectively of costs incurred by the Audiogenesis Systems division, which are fully incremental versus the comparable periods in Fiscal 1999.

Income/(Loss) From Operations

     Income from operations decreased during the quarter ended June 30, 2000 by approximately $291,000, to $162,000, and decreased during the nine months then ended by approximately $956,000 to $78,000, as compared to the same three and nine month periods in the previous year for the reasons indicated above. Operating margins for both the three and nine month periods ended June 30, 2000 decreased by 3.9%, to 2.0% and 0.3% respectively, in comparison to the same periods in the prior year, primarily as a result of the higher selling, general and administrative expenses as described above.

Interest Expense and Income

     Net interest expense increased for the three month and nine months ended June 30, 2000 by approximately $50,000 and $121,000 respectively, compared to the same periods in the previous year, primarily due to the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the reverse acquisition. Interest expense on the note was approximately $43,000 and $131,000 for the three and nine month periods ended June 30, 2000.


Net Income/(Loss)

     Income before income taxes decreased to $103,000 during the quarter ended June 30, 2000 from $453,000 during the same period in the prior year. The Company recorded a net tax benefit of $65,000 for the quarter ended June 30, 2000, compared to a tax provision of $206,000 for quarter ended June 30, 1999. Net income amounted to $168,000 or 2.1% of revenues in the third quarter of Fiscal 2000 versus net income of $247,000 or 3.2% of revenues in the third quarter of Fiscal 1999.

     For the nine months ended June 30, 2000, income before income taxes decreased to a loss of ($123,000) from a profit of $1,060,000 during the same period in the prior year. The Company recorded a net tax benefit of $45,000 for the nine month period ended June 30, 2000 as compared to a provision for income taxes of $508,000 for nine months ended June 30, 1999. The net loss amounted to ($78,000) or (0.3%) of revenues for the nine-month period versus a net profit of $551,000 or 2.3% of revenues in the same period of the prior year.


Liquidity and Capital Resources

     Cash used for operating activities was approximately $172,000 for the nine months ended June 30, 2000, compared to cash flow provided from operations of approximately $794,000 for the nine months ended June 30, 1999. During the nine months ended June 30, 2000, cash was used primarily to satisfy income tax obligations from Fiscal 1999, offset by an increase in accounts payable. For the nine months ended June 30, 1999, cash flow was primarily provided by the net income of the Company and an increase in income taxes payable, offset by a decrease in accounts payable. Operating cash flows for the nine-month periods in both years were negatively impacted by losses generated by the Company's UK subsidiary, Allstates Allcargo, (UK) Ltd.

     At June 30, 2000, the Company had cash and cash equivalents of $388,000 and net working capital of $656,000, compared with cash and cash equivalents of $228,000 and net working capital of $824,000 respectively, at June 30, 1999.
The decrease in working capital at March 31, 2000 over the respective period in 1999 is primarily attributable to the loss for the nine-month period then ended.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the nine months ended June 30, 2000, capital expenditures amounted to approximately $402,000, of which approximately $233,000 was acquired through notes payable. For the nine months ended June 30, 1999, capital
expenditures amounted to     approximately $182,000, of which approximately
$42,000 was acquired through notes payable.

     Domestically, the Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $1,350,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest less .25% per annum (9.0% at June 30, 2000). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. At June 30, 2000, $350,000 of the line of credit was restricted as collateral for a letter of credit opened in support of a duty deferment guarantee and overdraft facility for the Company's UK branch. As of June 30, 2000, there was $480,000 of outstanding borrowings on the line of credit.

     The Company's branch location in the United Kingdom relies primarily on its ultimate parent company, Allstates WorldCargo, Inc., as well as a bank facility for its financing. The parent company has provided cash advances in the form of loans to the UK branch to support its working capital needs and purchase computer equipment. As of June 30, 2000, the UK branch had L286,000 in loans payable to the parent (the equivalent of approximately $434,000). On September 27, 1999, the UK branch entered in to an agreement with its bank to provide an overdraft facility and an HM Customs and Excise bond. The bond is a requirement to guarantee the payment of VAT and excise taxes to UK Customs on cargo imports, which the Company collects from its customers. The agreement allows the UK branch to draw to a maximum of L100,000 (the equivalent of approximately $152,000 at June 30, 2000). Interest is calculated on the cleared daily balance of the account, and is payable on the amount owing up to the limit at 3% per annum over the bank's base rate (8.5% at June 30, 2000). The overdraft facility and HM Customs guarantee is collateralized by a $350,000 letter of credit opened at the Company's US bank. At June 30, 2000, the bank overdraft totaled L125,065 (the equivalent of approximately $190,000).

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

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leases office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates ("Carpenter")to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the chlorinated solvents in the groundwater was needed. A Remedial Investigation Work Plan was submitted in November 1999. The NJDEP approved the work plan on November 24, 1999. The approved work was performed by Carpenter in December 1999, as set forth in Carpenter's report dated March 13, 2000. The Carpenter report indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter is now proceeding with the work. The Company has made claims against their liability insurance carriers for coverage. Due to the uncertain nature and extent of any additional remedial activities that may be required regarding the existing site conditions, potential future costs cannot be estimated by management or its counsel at this time. If an adverse judgment is entered, the potential effect on the consolidated financial position and consolidated results of operations, in the period in which resolved, cannot be ascertained at this time, but may be material.


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5    OTHER INFORMATION


Effective June 1, 2000, the Company adopted the Allstates WorldCargo, Inc. 2000 Stock Option and Stock Issuance Plan (the "Plan"). The Plan is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company.

The Plan is divided into three separate equity programs.

     1. the Discretionary Option Grant Program under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock,
     2. the Stock Issuance Program under which eligible persons may, at the discretion of the Plan Administrator, be issued shares of Common Stock directly, either through the immediate purchase of such shares or as a bonus for services rendered the Company (or any Parent or Subsidiary), and
     3. the Automatic Option Grant Program under which Eligible Directors shall automatically receive option grants at periodic intervals to purchase shares of Common Stock.

The stock issuable under the Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed 4,500,000 shares, plus an annual increase to be added on the first day of January of each calendar year, beginning on January 1, 2001, equal to the lesser of (i) 500,000 shares, (ii) 4% of the outstanding shares of Common Stock of the Company or (iii) such lesser number of shares as determined by the Board.

No one person participating in the Plan may receive options, separately exercisable stock appreciation rights and direct stock issuances for more than 250,000 shares of Common Stock in the aggregate per calendar year, beginning with the 2000 calendar year.

Further details concerning the Plan may be obtained by reference to the Plan which is filed as Exhibit 4.1 to this Form 10-QSB.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 4.1 - Allstates WorldCargo, Inc.
                       2000 Stock Option and Stock Issuance Plan

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    August 14, 2000
        ---------------------------------               ---------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    August 14, 2000
        ---------------------------------               ---------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer