Form 10-K
period 2000-09-30
ALLSTATES WORLDCARGO INC
filed 2000-12-28
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                              Form 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________

                      ALLSTATES WORLDCARGO, INC.
       (Exact Name of Registrant as Specified  In Its Charter)

               New Jersey                22-3487471
             (State or Other       (I.R.S. Identification
             Jurisdiction of               Number)
            Incorporation or
              Organization)

     4 Lakeside Drive South, Forked River, New Jersey       08731
     (Address of Principal Executive Offices)              (Zip Code)

     7 Doig Road, Suite 3, Wayne, New Jersey                07470
     (Former address of Principal Executive Offices)       (Zip Code)

                            (609) 693-5950
                     (Issuer's Telephone Number)

Securities  to  be registered pursuant to Section 12(b)  of  the  Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:

                    Common Stock $.0001 Par Value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ x ]     No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ X]

The number of shares of Common Stock outstanding as of December 15, 2000 was 32,509,872 shares.

At December 15, 2000, the voting stock of the registrant had not been publicly quoted.
                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

     The freight forwarding business of Allstates was founded by Joseph M. Guido, the Company's Chairman of the Board, with its first terminal opening in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 22 offices throughout the United States, including Hawaii, and employs 98 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world.
Recently, Allstates formed a strategic alliance with an established freight forwarding company located in the United Kingdom, with its principle office in the London Heathrow airport area. This strategic partner replaced the Company's UK branch office, which had done business as Allstates Allcargo (UK) Ltd. since January 1997. The Company decided to discontinue freight operations at its branch office prior to the end of its September 30, 2000 fiscal year end. Allstates plans to increase its global market share by forming additional strategic alliances and effecting selective acquisitions.

     Allstates neither owns or nor operates any aircraft or ships. By not owning or operating its own equipment, Allstates believes it is able to provide more flexible delivery schedules and shipment size. In addition, by eliminating the substantial fixed expenses associated with the ownership of such equipment, Allstates has been able to effect certain cost savings.

Marketing and Licensing

     Allstates markets its services through a network of 22 domestic offices, its European and South American strategic alliances, and selected agents throughout the world.

     Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations. Allstates maintains 24 full time sales personnel operating from 22 domestic offices. Of the 22 domestic locations, 11 are company-owned, and the remaining 11 are licensees and agents.

     Allstates has formed strategic alliances in approximately 10 foreign countries with which it shares information, customers and profits.

     Allstates has several site licensing agreements and has created two divisions that are responsible for certain specialized functions of the Company. One of those divisions is GTD Logistics, which is involved in ground transportation (trucking). The other division is called Allstates Logistics. This division holds Ocean Transportation Intermediary License No. 15364NF, and is responsible for the ocean freight segment of Allstates. In addition, the Company has invested in a new start-up operation, e-tail Logistics, Inc., a New Jersey corporation. To date, e-tail Logistics, Inc. has not conducted any business.

Information Systems

     A primary component of Allstates's business strategy is the continued development of its advanced information systems. Allstates has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to its management and customers. Allstates continues to upgrade its information systems. Highlights of the information system are:

     . Real-time information which is available to employees and customers, including customer service, operations, sales and accounting
     . Centralized system located in Forked River, New Jersey, with terminals throughout all offices capable of dial-up by customers (through direct dial-up or via Internet), including internal and external e-mail
     . System tracks shipments from pickup order to delivery; confirms "on-board" and "out for delivery" status
     .    System can produce the following daily, monthly, yearly reports:
          (1)  Operations reports (inbound, outbound and on-hand reports)
          (2)  Sales reports (revenue, customer client list)
          (3)  Customer reports (POD report, shipping history report)
          (4)  Accounting reports (P&L reports)
     .    System auto rates revenues and costs
     .    System is capable of EDI (Electronic Data Interchange)
     .    System is flexible in customizing reports to meet customer needs
     .    System is "bar-code" capable
     . System allows customers to dial up and retrieve rate quotes and POD information
     . System produces shipping labels and computerized airbills and airline bills

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

Competition

     Allstates competes with other companies in the same business, some of which are much larger and have substantially greater resources. There are approximately 1,500 direct competitors of various sizes throughout the country. The methods by which Allstates chooses to compete include highly skilled and experienced upper and middle management, a proprietary site-licensing program, cost control, professional sales representation, highly trained operations and customer service personnel, employee and customer premium awards program, and a wide range of enhanced services. In addition, the integration of Audiogenesis' experience and expertise with respect to its audio-visual sales and training division and its applications for inventory control provides the Company with added benefits for its customers. Allstates also owns its proprietary and customized computer software and advanced hardware. Allstates's website provides
customer  cargo  tracking,  with   further enhancements expected in
the future.

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

Customers

     Allstates has a diverse customer base, with approximately 1,300 accounts. Over the 39 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, and AT&T.

Employees

     As of November 30, 2000, the Company employed a total of 98 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 96 employees (of which 8 are part time), including 49 in operations and customer service, 24 in sales, marketing and related activities, and 23 in administration and finance. The Audiogenesis Systems division had 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.

Pension Plan

Effective   May  1994,  the  Company  adopted  a  discretionary   non-
standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 2000, the maximum percentage allowed by the Code was the lesser of 25% of an employees' compensation of which 15% is tax deductible, or $10,500. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 2000.

Audiogenesis Systems Division

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


ITEM 2.    DESCRIPTION OF PROPERTY

     As of September 30, 2000, Allstates occupied approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 15,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties in North America generally run from one to five years and are scheduled to expire between fiscal 2001 and fiscal 2003. The Company's facility in the UK is leased for a ten year term and is due to expire in fiscal 2009. The Company is currently seeking an assignment of the lease through a reputable realtor in the London Heathrow area. The total rent expense for company leased facilities is approximately $403,000.00. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The Company's branch locations as of September 30, 2000 were:

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

     Pittsburgh, Pennsylvania      New York, New York

     Atlanta, Georgia              Philadelphia, Pennsylvania

     Baltimore, Maryland           Raleigh, North Carolina

     Boston, Massachusetts         San Francisco, California

     Chicago, Illinois             Shreveport, Louisiana

     Dallas, Texas                 Wayne, New Jersey

     San Diego, California         Reno, Nevada





ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leases office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates ("Carpenter")to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the chlorinated solvents in the groundwater was needed. A Remedial Investigation Work Plan was submitted in November 1999. The NJDEP approved the work plan on November 24, 1999. The approved work was performed by Carpenter in December 1999, as set forth in Carpenter's report dated March 13, 2000. The Carpenter report indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, a separate well that Carpenter also sampled, indicated an increase from the prior sampling event. The NJDEP suggested that the increase may be due to sediments collected with the groundwater sample, and recommended that the sampling be repeated. Carpenter is now performing additional samplings. The Company has made claims against its liability insurance carriers for coverage, and is responding to requests for information in connection with its attempts to establish coverage. Due to the uncertain nature and extent of any additional remedial activities that may be required regarding the existing site conditions, potential future costs cannot be estimated by management or its counsel at this time. If an adverse judgment is entered, the potential effect on the consolidated financial position and consolidated results of operations, in the period in which resolved, cannot be ascertained at this time, but may be material.




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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2000. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained herein.


                                          YEAR ENDED SEPTEMBER 30,
                                   (in thousands, except per share data)

                                 1996     1997     1998     1999      2000

STATEMENT OF OPERATIONS DATA
(1):

Net sales                       $22,390  $25,134  $25,998  $31,230  $33,213


Income (loss) from operations       326       86      276    1,107      424

Income (loss) from continuing       114     (22)      121      480       88
operations
Net income (loss)                   114     (22)      121      480      (62)

Basic net income (loss) per        $.00    $.00      $.00     $.01     $.00
common share
Diluted net income (loss) per      $.00    $.00      $.00     $.01     $.00
common share

Weighted average
     Common shares outstanding    32,510   32,510  32,510   32,510    32,510
     - basic
Weighted average
     Common shares outstanding    32,523   32,523  32,523   32,523    32,521
     - diluted


BALANCE SHEET DATA:

Working capital                 $   770  $   479  $   416 $    783   $   598

Total assets                      4,903    5,210    5,024    6,070     7,892

Liabilities - current             3,697    4,064    3,808    3,812     5,695

Liabilities - long term              88      101       70    2,564     2,625

Total stockholders' equity        1,119    1,045    1,147    (306)     (427)


(1) Comparability of the Statement of Operations is affected by the reverse acquisition of Audiogenesis Systems, Inc. on August 24, 1999. Accordingly, the shares issued during the fiscal year ended September 30, 1999 as a result of the reverse acquisition are treated as being outstanding for each fiscal year presented.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The  following table sets forth for the periods indicated certain
financial   information   derived  from  the  Company's   consolidated
statement of operations expressed as a percentage of net sales:


                                   Fiscal Year Ended September 30,
                                   -------------------------------
                                2000            1999              1998
                               -----            -----            -----
Revenues                       100.0%           100.0%           100.0%
Cost of transportation          60.6             60.2             62.7
                               -----            -----            -----
Gross profit                    39.4             39.8             37.3

Selling, general and
  administrative expenses       38.1             36.3             36.2
                               -----            -----            -----
Operating income                 1.3              3.5              1.1
Income from continuing
  operations                     0.3              1.5              0.5
Loss from discontinued
 operations, net of
 tax benefit                    (0.5)%
Net income/(loss)               (0.2)%            1.5%             0.5%

Revenues

      Revenues of the Company represents gross consolidated sales less
customer  discounts.   The total sales of Allstates  WorldCargo,  Inc.
increased by $2.0 million, or 6.4%, to $33,213,000 for the fiscal year ended September 30, 2000 in comparison to the fiscal year ended September 30, 1999, primarily reflecting an increase in the number of shipments and the total weight of international cargo shipped, as well as the full year effect of the reverse acquisition of Audiogenesis Systems, Inc. International sales increased by 21.0% from the prior fiscal year, primarily due to the Company's ability to expand its international
network  of agents and services.   The  integration  of these   services
with  the  domestic  product  that   Allstates   has traditionally provided
has improved the Company's ability to generate international business from its existing domestic customers. Domestic revenues increased by 3.0% in fiscal year 2000 over the previous fiscal year, in spite of the loss of a significant customer account early in the fiscal year. This increase was primarily due to the full year effect of revenues generated by the Audiogenesis Systems division. While no one customer accounted for greater than 10% of the Company's consolidated revenue in fiscal 2000, one customer accounted for approximately 15% of sales for the three months ended
September 30,   2000.   The  Company  expects  that  customer  to  account
for approximately 10% of revenues in fiscal 2001.

     Revenues of the Company increased by $5.2 million, or 20.1%, to $31,230,000 for the fiscal year ended September 30, 1999 as compared to the fiscal year ended September 30, 1998. The increase in revenues in fiscal 1999 is primarily due to an increase in the number of shipments and the total weight of cargo shipped. The higher number of shipments and increased weight resulted primarily from additional volume generated through increased penetration of existing markets and the incremental effect of the addition of a key licensee operation in the later part of fiscal 1998. During fiscal 1999, one customer accounted for approximately 9.0% of total revenues. As indicated above, sales to that customer ceased during the first quarter of fiscal 2000, due to circumstances beyond the Company's control. No other customer accounted for greater than 4% of total revenues. The Company believes that it can replace the loss of any significant account from its customer base but there is no guarantee of that occurring.


Gross Profit

     Gross profit represents the difference between net revenues and the cost of providing transportation services. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. During the fiscal year ended September 30, 2000, the cost of sales as a percentage of revenues increased by 0.4% in comparison to the previous fiscal year, primarily reflecting the higher mix of international sales volume as a percentage of total sales, which generally carries a higher percentage cost of transportation than domestic sales. International revenue accounted for 24.5% of total sales in Fiscal 2000 versus 22.1 % in Fiscal 1999. In absolute terms, the cost of sales increased by $1,345,000, to $20,129,000 in Fiscal 2000, primarily due to the higher volume of international sales. Total gross profit increased by $638,000, to $13,084,000 during the fiscal year.

     Gross margins were affected to a limited extent during fiscal 2000 by the increased cost of fuel. Certain carriers have begun to add surcharges to their freight bills to cover the higher fuel costs. The
Company has itself imposed a surcharge on all transportation charges to its customers in an effort to offset these increased fuel costs.

     The cost of transportation decreased as a percentage of revenues by 2.5% in fiscal 1999 to 60.2% from 62.7% in the prior fiscal year. This decrease was significantly attributable to the favorable impact of the introduction of a key licensee operation during the later part of fiscal 1998 that had a generally lower cost of transportation as a percent of revenues. In addition, a combination of improvements in the Company's methods of providing customer freight quotes and more favorable rates negotiated with its carriers provided improved gross margins. In absolute terms, the cost of transportation increased in fiscal 1999 by 15.2% to $18,783,000 as a result of the increases in the freight shipped. Gross margins increased to 39.8% in fiscal 1999 from 37.3% in fiscal 1998. Gross profit increased by 28.4% to $12,446,000 in fiscal 1999 from $9,693,000 in fiscal 1998.


Selling, General and Administrative Expenses

     Selling,   general  and  administrative  expenses   include   all
personnel  costs,  facilities costs, and licensee commissions.   As  a
percentage of sales, SG&A expenses increased 1.8%, to 38.1% during the fiscal year ended September 30, 2000 in comparison the prior fiscal year, primarily attributable to higher licensee commissions resulting from increased gross profits of a significant licensee operation. Operating expenses increased by $1,321,000, or 11.6%, during the fiscal year ended
September 30, 2000 versus the previous fiscal  year, primarily   reflecting
the  combination  of  higher   administrative personnel expenses associated
with the Company's efforts to build its corporate infrastructure and support its future growth plans, the increase in licensee commissions, and the full year effect of the Audiogenesis Systems division.

     Licensee commissions increased by approximately $1,140,000 in Fiscal 2000 compared to Fiscal 1999. A portion of that increase, approximately $530,000, reflects the full year incremental effect of two licensee operations that replaced company owned locations within their local markets during the fourth quarter of Fiscal 1999. Royalty expense, which is related to the licensee agreements, increased by $72,000 for the same reason. The Company realized an offsetting operating cost savings of approximately $509,000 with the replacement of these company locations with licensee operations, primarily due to the related reduction of personnel and facilities costs. The increase in operating expenses also reflects certain isolated costs incurred by the Company in connection with the reverse acquisition of Allstates Air Cargo by Audiogenesis Systems, Inc. on
August  24,  1999.   The Company  incurred  $140,500 as reimbursement  to
one officer, three employees and three consultants for income taxes due the IRS in connection with non-cash compensation received for their participation in the Company's restructuring. Also, in accordance with Employment Agreements that the Company entered into with three stockholders on August 24, 1999, a bonus equating to 3% of the Fiscal 1999 increase in before-tax profits over Fiscal 1998 was paid within 30 days of the issuance of the Fiscal 1999 audited financial statements.

     Operating expenses for the Fiscal 2000 included approximately $197,000 of costs incurred by the Audiogenesis Systems division as compared to approximately $22,000 incurred in Fiscal 1999 after the date of the reverse merger.

        In fiscal 1999, operating expenses increased slightly as a percentage of revenues by 0.1% from fiscal 1998, to 36.3%, primarily reflecting one time charges incurred by the Company to bolster its marketing effort. In absolute terms, operating expenses increased by
approximately  $1.9 million over the previous fiscal  year.   Licensee
commissions increased by approximately $1.5 million in fiscal 1999 primarily due to the addition of two licensee operations that replaced existing company locations in those local markets. Personnel costs, which include all compensation, employee benefits and payroll taxes, decreased in total by approximately $0.3 million as compared to the previous year, most significantly as a result of the cost savings realized from the replacement of those company locations in favor of the licensee operations. Included in this net reduction were higher administrative personnel expenses, which increased in fiscal 1999 versus the previous year as the
Company added personnel to support its future   growth  plans.  Selling
expenses  increased   by   $330,000, reflecting  costs incurred for marketing
presentation and consulting services that were obtained during the fiscal year. Accounting fees were higher in fiscal 1999 as compared to the previous year by approximately $102,000, primarily due to a write off of $60,000 of deferred finance costs that were recorded in prior years.
General insurance   expense  increased  by  approximately  $95,000,
primarily related to higher cargo insurance costs which resulted from the increased volume of freight in fiscal 1999. The provision for bad debt expense increased by approximately $99,000 due to the effect of an extraordinary credit to the expense that was recorded in fiscal 1998 related to the successful collection of a significant outstanding receivable.


Operating income

     Income from operations decreased during the fiscal year ended September 30, 2000 by approximately $682,000, to $424,000 as compared to the fiscal year ended September 30, 1999 for the reasons indicated. The operating margin decreased by (2.2%) during the same fiscal year, primarily due to the higher selling, general and administrative expenses as described above.

     Operating income increased by approximately $0.8 million to $1,107,000 in fiscal 1999 as compared to fiscal 1998 for the reasons indicated above. Operating margins increased by 2.4% to 3.5% of revenues due to the lower cost of transportation as a percentage of revenues as described above.


Interest income and expense

      Net interest expense increased by approximately $188,000 during the fiscal year ended September 30, 2000 as compared to the previous fiscal year, primarily due to the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of
the August 24, 1999 reverse acquisition.   Interest expense on the note was
approximately $175,000 during Fiscal 2000 .        Net  interest  expense
decreased for the fiscal year ended September 30, 1999 by approximately $21,000 in comparison to the prior fiscal year, primarily reflecting the full repayment of short-term bank borrowings during the year.

Net income/(loss)

        Income before taxes and discontinued operations decreased by $940,000, to $229,000 for the fiscal year ended September 30, 2000, in comparison to the previous fiscal year. The provision for income tax expense from continuing operations for fiscal 2000 was approximately
$142,000.   Income from continuing operations decreased  $394,000, to $87,000 in fiscal 2000 as compared to the prior fiscal year. The net loss in fiscal 2000 amounted to ($62,000) versus a net profit of $480,000 in fiscal 1999.

     Income before income taxes increased to $1,170,000 in fiscal 1999 from $252,000 in 1998. The provision for income taxes for fiscal 1999 was $689,000 as compared to the provision for income taxes of $131,000 for
fiscal  1998.   Net income amounted to $480,000  in  fiscal  1999 versus
$121,000 in fiscal 1998.

Discontinued operations

     Discontinued operations in fiscal 2000 represents the activity of the Company's UK branch office for the three months ended September 30, 2000. Freight operations at the UK branch were terminated effective September 15,2000 and the business was turned over to a local freight agent with whom the Company has forged a strategic alliance agreement. The Company incurred a loss from discontinued operations of $134,000 during this period, net of an income tax benefit of $69,000, as well as an estimated loss on the disposal of Allstates Allcargo (UK) Ltd. of $16,000, net of a tax benefit of $8,000.

      During the three month period ended September 30, 2000, the UK branch office recognized a gross profit of approximately $73,000 on net revenues of $193,000. Operating expenses totaled approximately $273,000, of which approximately $86,000 related to the closing of the operation.


Liquidity and Capital Resources

     The net amount of cash used for operating activities was approximately $796,000 for the fiscal year ended September 30, 2000 compared to cash flow provided from operations of $1,002,000 for fiscal year 1999. For fiscal 2000, net cash was used primarily to satisfy income tax obligations from fiscal 1999, and to  finance  the net  loss  of
the UK branch, Allstates Allcargo (UK) Ltd.   In  fiscal 1999,  cash  was
provided primarily by the net income of the Company, and by an increase in income taxes payable, reflecting the higher earnings during the year. Cash flow from operations for fiscal 1999 was negatively impacted by the loss generated by the Company's UK subsidiary, Allstates Allcargo (UK) Ltd.

     At September 30, 2000, the Company had cash and cash equivalents of $116,000 and net working capital of $598,000, compared with cash and cash equivalents of $407,000 and net working capital of $783,000 respectively, at September 30, 1999. The decrease in working capital at September 30, 2000 from the respective period in 1999 is primarily attributable to the net
loss at the Company's  UK  operation.   In addition,  working capital was
negatively impacted by a $200,000 loan provided to an officer of the Company.

     The Company's investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of
computer  hardware  and  software,  as  well  as  company   owned automobiles
used by its sales representatives.  For the  fiscal  year ended   September
30,   2000,  capital  expenditures   amounted   to approximately $468,000, of
which $276,000 were acquired through notes payable. For the fiscal year ended September 30, 1999, capital expenditures totaled approximately $258,000, of which approximately $174,000 were acquired through notes payable. Prior to the end of fiscal 2000, Allstates extended a $200,000 loan to a shareholder and officer of the Company. The loan is collectible in September 2002, and earns interest at the prevailing rate of the
Company's  line  of credit.   During the fiscal years ended September 30,
2000 and 1999, the Company paid approximately $71,000 and $203,000 for the purchase of one share of Allstates Air Cargo, Inc. stock.

     Domestically, the Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $1,350,000, based on a
maximum  of  70%  of  eligible accounts  receivable.   Per  the agreement,
interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest less .25% per annum (9.25% at September 30, 2000). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate
currently  accruing.   At September  30, 2000, $350,000 of the line of credit
was restricted as collateral for a letter of credit opened in support of a duty deferment for the Company's UK branch. On November 30, 2000 that portion of the line of credit became unrestricted after the UK customs service released the duty deferment guarantee and the letter of credit was allowed to lapse. Outstanding borrowings on the line of credit totaled $900,000 at September 30, 2000.

     Historically, the Company's branch location in the United Kingdom relied primarily on its ultimate parent company, Allstates Air Cargo, Inc., for its financial support. The parent company provided cash advances in the form of loans to the UK branch to support its working capital needs and purchase computer equipment. At September 30, 2000, the UK branch had incurred L463,000 in loans payable to the parent (the equivalent of
approximately  $678,000),  which  will  not   be recovered.   In April 1997,
the parent company had deposited $165,000 (the US$ equivalent of L100,000 at that time) in a restricted account in a UK bank, bearing interest at approximately 5%, as a condition of obtaining a HM Customs and Excise bond. The bond was a requirement to guarantee the payment of VAT and excise taxes to UK Customs on cargo imports, which the Company collects from its customers. In September, 1999, the UK branch entered in to an agreement with a new bank to provide a separate overdraft facility and an HM Customs and Excise bond, and subsequently the amount of L183,000, which included the guarantee deposit funds plus earned interest, was transferred from the original bank to be used for working capital. The agreement allowed the UK branch to draw to a maximum of L100,000 (the equivalent of approximately $146,000 @ September 30, 2000). Interest was calculated on the cleared daily balance of the account, and was payable on the amount owing up to the limit at 3% per annum over the bank's base rate (8.25% at September 30, 2000). The overdraft facility and HM Customs guarantee were collateralized by a $350,000 letter of credit opened at the Company's US bank. In September 2000, the bank overdraft total of L89,000 (the equivalent of approximately $130,000) was paid by the parent company and the overdraft facility was canceled.


Update on Year 2000 Computer Issues

The Company did not experience any computer or systems problems relating to the Year 2000. Upon review of its internal and external systems during 1999, the Company determined that it did not have any material exposure to such computer problems and that the software and systems required to operate its business and provide services were Year 2000 compliant. As a result, the Company did not incur, and does not expect to incur, any material expenditures relating to Year 2000 systems remediation.


Forward Looking Statements

The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and
truck brokerage; future improvements in   the  Company's  information
systems  and  logistic  systems  and services;   technological  advancements;
future  marketing   results; construction  of the new facilities; the effect
of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition, effects of the Year 2000 issue; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of
expected sources   of   liquidity  to  support  working  capital  and
capital expenditure   requirements;  future  expectations;   and   any
other statements   regarding  future  growth,  future  cash  needs,   future
terminals,   future  operations,  business  plans,  future   financial
results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans,"
"project" and similar expressions are intended to  be  among the   statements
 that  identify  forward-looking  statements.   Such statements involve risks
and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of
regulation; results of   litigation;  the  Company's  vulnerability  to
general economic conditions; the control by the Company's principal shareholder; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and
Exchange   Commission.  Should  one  or  more  of   these   risks   or
uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
     Financial Statements with Supplemental Information
   For the Fiscal Years Ended September 30, 2000 and 1999

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
     Financial Statements with Supplemental Information
   For the Fiscal Years Ended September 30, 2000 and 1999

CONTENTS                                                     Page

Independent Accountants' Report                               1

Financial Statements:

     Consolidated Balance Sheets                             2-3

     Consolidated Statement of Operations                      4

     Consolidated Statements of Stockholders' Equity
         (Deficit)                                             5

     Consolidated Statements of Cash Flows                     6

Notes to the Consolidated Financial Statements              7-18

Supplemental Information:                                     19

     Unaudited Pro Forma Combined Statements of Operations
          For the Fiscal Year Ended September 30, 1999        20

     Notes to the Unaudited Pro Forma Combined Statements of
         Operations                                           21

               INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (the "Company"), as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income, and cash flows for the fiscal years then ended. These consolidated financial statements (see Note 1) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as an evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2000 and 1999, and the consolidated results of their operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.



December 14, 2000

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30,

Assets

                                                                2000          1999
                                                                ----          ----
Current Assets
  Cash                                                       $    115,736  $   406,842
  Accounts Receivable - trade, net of allowance for doubtful
    accounts of $312,783 and $316,815, respectively             5,757,204    3,920,495
  Inventories                                                      30,684       39,139
  Prepaid Expenses and Other Assets                               285,057      100,006
  Deferred Income Taxes - Current Portion                         103,840      128,028
                                                              ------------  -----------
    Total Current Assets                                        6,292,521    4,594,510
                                                              ------------  -----------
Property, Plant and Equipment
  Buildings and Improvements                                      210,294      210,294
  Vehicles                                                        806,852      652,184
  Equipment and Software                                          606,567      484,979
  Furniture and Fixtures                                           47,541       47,541
                                                              ------------  -----------
                                                                1,671,254    1,394,998
  Less:  Accumulated Depreciation                                 950,258      869,945
                                                              ------------  -----------
    Net Property, Plant and Equipment                             720,996      525,053
                                                              ------------  -----------
Other Assets
  Deposits                                                         68,217       79,823
  Goodwill, net of accumulated amortization of
      of $68,971 and $5,305, respectively                         567,681      631,347
  Acquisition Costs, net of accumulated amortization of
      of $5,052 and $389, respectively                             41,586       46,249
  Deferred Income Taxes                                               -          9,430
  Loans Receivable - Related Parties                              201,199          -
  Other Assets                                                        -        183,252
                                                              ------------  -----------
    Total Other Assets                                            878,683      950,101
                                                              ------------  -----------
Total Assets                                                 $  7,892,200   $6,069,664
                                                              ============ ============

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30,

Liabilities and Stockholders' Equity (Deficit)

                                                              2000          1999
Current Liabilities                                           ----          ----
  Accounts Payable                                       $ 3,206,463    $ 2,408,239
  Accrued Expenses                                         1,405,221        755,177
  Short-Term Bank Borrowings                                 900,000
  Taxes Payable                                               20,480        526,873
  Shareholder Loan Payable                                                    5,000
  Current Portion of Notes Payable                           162,843        116,245
                                                          ----------      ---------
    Total Current Liabilities                              5,695,007      3,811,534
                                                          ----------      ---------
Long-Term Portion of Notes Payable                         2,624,530      2,564,064
                                                          ----------      ---------
    Total Liabilities                                      8,319,537      6,375,598
                                                          ----------      ---------
Stockholders' Equity (Deficit)
  Common Stock, $.0001 par value, 50,000,000 shares
    authorized,  32,509,872 shares issued
    and outstanding                                            3,251          3,251
  Accumulated Other Comprehensive Income:
    Foreign Currency Translation Adjustments                 ( 3,651)       (14,323)
  Retained Earnings (Deficit)                               (426,937)      (294,862)
                                                          ----------      ---------
    Total Stockholders' Equity (Deficit)                    (427,337)      (305,934)
                                                          ----------      ---------
Total Liabilities and Stockholders' Equity (Deficit)     $ 7,892,200    $ 6,069,664
                                                          ==========      =========
                                                                             -

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Fiscal Years Ended September 30,

                                                                 2000           1999
                                                                 ----           ----
Revenues (Net of Discounts)                                  $ 33,213,041   $ 31,229,694

Cost of Sales                                                  20,128,628     18,783,408
                                                              ------------   ------------
    Gross Profit                                               13,084,413     12,446,286

Selling, General and Administrative Expenses (inclusive of
  expenditures to related parties totaling $1,037,022 and
  $1,131,675 for the fiscal years ended September 30, 2000
  and 1999, respectively)                                      12,660,284     11,339,779
                                                              ------------   ------------
    Income from Operations                                        424,129      1,106,507
                                                              ------------   ------------
Other Income (Expense)
  Interest Income                                                  10,036         30,169
  Interest Expense                                               (221,148)       (53,622)
  Gain (Loss) on Sale of Assets                                     4,965         (3,624)
  Other Income                                                     11,159         90,135
                                                              ------------   ------------
  Total Other Income (Expense)                                   (194,988)        63,058
                                                              ------------   ------------
    Income Before Income Tax Provision                            229,141      1,169,565

Provision for Income Tax Expense                                 (142,348)      (689,134)
                                                              ------------   ------------
    Income from Continuing Operations                              86,793        480,431

Discontinued Operations:
    Loss from operations of Allstates Allcargo (UK) Ltd.
      to be disposed of (net of income tax benefit of
      $68,779)                                                   (133,512)          -

    Estimated loss on disposal of Allstates Allcargo (UK)
      Ltd., including provision for operating losses of
      $23,856 during phase-out period (net of income
      tax benefit of $8,111)                                      (15,745)          -
                                                              ------------   ------------
    Net Income (Loss) Applicable to Common Shareholders      $    (62,464)  $    480,431
                                                              ============   ============
Earnings Per Share - Basic
    Income from Continuing Operations                        $        0.00  $       0.01
    Loss from Discontinued Operations                                 0.00          0.00
    Estimated Loss on Disposal of Allstates Allcargo
     (UK), Ltd.                                                       0.00          0.00
                                                              ------------   ------------
  Per Common Share - Basic                                   $        0.00  $       0.01
                                                              ============   ============
Shares Used in Per Share Calculation - Basic                    32,509,872    32,509,872
                                                              ============   ============

Earnings Per Share - Diluted
    Income from Continuing Operations                        $        0.00  $       0.01
    Loss from Discontinued Operations                                 0.00          0.00
    Estimated Loss on Disposal of Allstates Allcargo
      (UK), Ltd.                                                      0.00          0.00
                                                              ------------   ------------
  Per Common Share - Diluted                                 $        0.00  $       0.01
                                                              ------------   ------------
Shares Used in Per Share Calculation - Diluted                  32,521,201    32,522,872
                                                              =============  ============


ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Fiscal Years Ended September 30, 2000 and 1999

                               Common Stock
                               -------------
                                                  Additional Deferred   Other          Retained    Total
                            Number of             Paid in    Financing  Comprehensive  Earnings  Stockholders'
                            Shares     Par Value  Capital    Costs      Income (Loss) (Deficit)  Equity (Deficit)
                            ---------  ---------  ---------- ---------- ------------- ---------- ----------------
Balance at
  September 30, 1998 *      18,000,000 $1,800    $  4,200    $ (60,000) $  (9,824)    $1,210,792  $ 1,146,968

Issuance of common stock
 for the acquisition of
 Audiogenesis Systems,
 Inc.(reverse
 acquisition) inclusive
 of the net income for the
 subsidiary (i.e. Audio-
 genesis Systems, Inc.)
 through August 24, 1999
 (Date of Acquisition)
 included in accumulated
 deficit                    14,509,872  1,451   1,290,224         -           -       (1,256,833)      34,842

Adjustment to additional
 paid in capital & retained
 earnings resulting from
 the elimination of
 investment in subsidiary       -         -    (1,294,424)        -           -       (  729,252)  (2,023,676)

Deferred financing costs
 expensed for the fiscal
 year ended September 30,
 1999                           -         -         -           60,000        -                        60,000

Other Comprehensive Income
 (Currency Translation
 Adjustment) for the fiscal
 year ended September 30,
 1999                           -         -         -             -        (4,499)                     (4,499)

Consolidated net income for
 the fiscal year ended
 September 30, 1999             -         -         -             -           -          480,431      480,431
                            ---------  ------- ----------- ----------  -------------   ---------- -------------
Balance at September
 30, 1999                   32,509,872  3,251       -             -       (14,323)      (294,862)    (305,934)

Adjustment to additional
 paid in capital &
 retained earnings
 resulting from the
 elimination of investment
 in subsidiary                  -         -         -             -           -          (69,611)     (69,611)

Other Comprehensive Income
 (Currency Translation
 Adjustment) for the fiscal
 year ended
 September 30, 2000             -         -         -             -        10,672                      10,672

Consolidated net (loss)
 for the fiscal year
 ended September 30, 2000                                                                (62,464)     (62,464)
                            ---------- ------- ----------- ----------  -------------   ---------- -------------

Balance at
 September 30, 2000         32,509,872 $3,251  $    -       $     -      $ (3,651)    $ (426,937)   $(427,337)
                            ========== ======= =========== ==========  =============  =========== =============

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

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30,

                                                                        2000          1999
Cash Flows From Operating Activities:                                   ----          -----
 Net Income                                                          $     86,793  $  480,431
 Adjustments to Reconcile Net Income to
  Net Cash Provided from (Used in)
   Operating Activities:
    Depreciation                                                          240,620      187,659
    Amortization                                                           68,329        5,694
    Provision for Uncollectible Accounts Receivable                       166,204      112,095
    Loss from Discontinued Operations                                    (133,512)         -
    Loss on Disposal of Discontinued Operations                           (15,745)         -
    (Gain) Loss on Sale of Equipment                                       (4,965)      (3,624)
    Compensation Paid Through Stock Issuance                                            28,000
    Deferred Income Taxes                                                  33,618       62,134
    (Increase) Decrease in Operating Assets:
      Accounts Receivable                                               (2,002,913)   (202,954)
      Inventories                                                            8,455     (15,657)
      Prepaid Expenses and Other Assets                                   (185,051)    (12,870)
    Increase (Decrease) in Operating Liabilities:
      Accounts Payable and Accrued Expenses                              1,448,266    (165,380)
      Taxes Payable                                                       (506,393)    526,873
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Operating Activities             (796,294)  1,002,401
                                                                         ----------   ---------
Cash Flows From Investing Activities:
  Purchase of Equipment                                                   (191,992)    (83,554)
  Proceeds from Sale of Equipment                                           35,973      29,688
  Cash Received from Reverse Merger                                           -          7,684
  Acquisition Costs                                                           -        (20,638)
  Loans to Shareholders                                                   (200,000)        -
  Release of Customs and Excise Bond                                       183,252         -
  Deposits                                                                  11,607      26,893
  Purchase of Treasury Stock of Subsidiary                                 (70,810)   (202,597)
                                                                         ----------   ---------
        Net Cash (Used by) Investing Activities                           (231,970)   (242,524)
                                                                         ----------   ---------
Cash Flows From Financing Activities:
  Repayments Under Notes Payable                                          (168,514)   (184,209)
  Repayments Under Short-Term Bank Borrowings                             (150,000)   (470,000)
  Borrowing Under Short-Term Bank Borrowings                             1,050,000      70,000
  Repayments of Shareholder Loans Payable                                   (5,000)        -
  Deferred Financing Costs                                                     -        60,000
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Financing Activities              726,486    (524,209)
                                                                         ----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents                      (301,778)    235,668
Currency Translation Adjustments                                            10,672      (4,499)
Cash and Cash Equivalents, Beginning of Year                               406,842     175,673
                                                                         ----------   ---------
Cash and Cash Equivalents, End of Year                                 $   115,736   $ 406,842
                                                                         ==========   =========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999


1.   Organization and Nature of Business

     On August 24, 1999, Audiogenesis Systems, Inc. (Audiogenesis), entered in a reverse acquisition with Allstates Air Cargo, Inc. and is subsidiaries (Allstates). On August 24, 1999, Allstates Air Cargo, Inc. became a wholly owned subsidiary of Audiogenesis. On November 4, 1999, Audiogenesis Systems, Inc. filed a Certificate of Amendment to the Certificate of Incorporation, officially changing its name to Allstates WorldCargo, Inc. (WorldCargo). As a result of this transaction, the sole shareholder of Allstates Air Cargo, Inc. became a 55.37% shareholder of WorldCargo. Management has elected to utilize the new name (Allstates WorldCargo, Inc.) for purposes of these financial statements. The entities that are included in these financial statements are as follows.

     Allstates WorldCargo, Inc. (formerly known as Audiogenesis Systems, Inc.) - Allstates WorldCargo, Inc. was incorporated in the state of New Jersey on January 14, 1997, as the result of a reverse acquisition by Genesis Safety Systems, Inc. The Company's operations include sales and distribution of safety equipment, development of audio-visual products, including safety training program and sales and marketing presentations, development of a device to treat tinnitus, and development of an echolocation device to assist sighted persons in conditions of low visibility and the blind. The Company intends to defer any further development of the tinnitus device, but continues to pursue opportunities concerning the device. The company has ceased all efforts concerning the echolocation device, and has terminated its license for the intellectual property underlying the device.

     Biowaste Technologies Systems, Inc. - Biowaste is a wholly owned subsidiary of Allstates WorldCargo, Inc. Biowaste was formed on July 1, 1988 for the purpose of engaging in the business of the management of infectious waste. Biowaste is in the developmental stage, and no revenues have been produced to date. Presently, such subsidiary is inactive, and the Company does not anticipate that it will become active in the near future.

     Allstates Air Cargo, Inc. - Allstates was incorporated in the state of New Jersey on October 3, 1962. The Company provides domestic and international airfreight forwarding services. Allstates maintains operating facilities throughout the United States and has offices or agents in Europe and South America.

     Allstates  Allcargo  (US), Inc.  -  Allstates  Allcargo
     (US), Inc. is a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Allcargo (US), Inc. owns 100% of Allstates Allcargo (UK), Ltd., a corporation organized under the laws of England. All appropriate foreign currency translation adjustments have been made for purposes of these financial statements.

     Allstates Logistics, Inc. - Allstates Logistics is also a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Logistics was incorporated in the state of New Jersey in December 1997, and provides ocean freight services to its customers.

     GTD Logistics, Inc. - GTD Logistics, Inc. was incorporated in the state of New Jersey on October 27, 1998. GTD Logistics is a wholly owned subsidiary of Allstates Air Cargo, Inc. GTD Logistics is also in the business of freight forwarding.

     e-tail Logistics, Inc. - e-tail Logistics, Inc. was incorporated in the state of New Jersey on February 11, 2000. e-tail Logistics is a majority owned subsidiary of Allstates WorldCargo, Inc. e-tail Logistics, is in the business of web site design.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999


1.   Organization and Nature of Business (cont'd)

     Reverse Acquisition

     For purposes of these financial statements, the purchase of Allstates Air Cargo, Inc. by Allstates WorldCargo, Inc. (formerly known as Audiogenesis Systems, Inc.) is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, Allstates Air Cargo, Inc. is considered the acquirer in the reverse acquisition. The consolidated statement of operations for Allstates WorldCargo, Inc. and Subsidiaries for the fiscal year ended September 30, 1999, includes a full year of revenues and expenses of Allstates Air Cargo, Inc. and its subsidiaries combined with the revenues and expenses for Allstates WorldCargo, Inc. and its subsidiaries for the period from the date of acquisition, August 24, 1999, through September 30, 1999.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     For purposes of the accompanying financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Audiogenesis Systems, Inc. is considered the subsidiary. Therefore, these financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2000 and 1999. The statement of operations includes the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the full fiscal year ended September 30, 2000 and 1999 and the income and expenses of Audiogenesis Systems, Inc. for the full fiscal year ended September 30, 2000 and the period from August 24, 1999 through September 30, 1999. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes for this consolidation.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At varying times during the fiscal years ended September 30, 2000 and 1999, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC. Management considers the risk of loss to be minimal.

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Fair Value of Financial Statements

     The carrying values of cash, accounts receivable, accounts payable, accrued expenses, taxes payable, notes payable and other current liabilities approximates fair value because of the relatively short maturity of these instruments.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999



2.   Summary of Significant Accounting Policies (cont'd)

     Inventory

     For  both  financial reporting an income tax  purposes,
     inventory  is  stated  on  the  cost  basis.   Cost  is
     determined using the first-in, first-out method.

     Property, Plant and Equipment

     Property and equipment consists principally of building and improvements, vehicles, computers and software, office equipment, and furniture and fixtures and are stated at historical cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to fifteen years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statement of operations.

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

     Translation of Foreign Currencies

     Assets and liabilities of the affiliate whose functional currency is British pounds are translated at year-end. Rates of exchanges for revenues and expenses are translated using a weighted average method during the applicable year. Resulting translation adjustments and the related income tax effects are accumulated in the currency translation adjustment component of stockholders' equity (deficit). Currency translation gains and losses are recognized in income currently.

     Revenue Recognition

     Revenues are recognized at the time the freight departs
     the  terminal  of  origin.   This  method  approximates
     recognizing revenues when shipment is completed.


     Earnings per Share

     During the fiscal year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
     128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS.

     Reclassifications

     Certain 1999 amounts have been reclassified to conform with 2000 presentation.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999



2.   Summary of Significant Accounting Policies (cont'd)

     Earnings per Share (continued)

     EPS is calculated by dividing net income (loss) by the weighted-average number of outstanding shares of Common Stock for each year. As a result of the reverse acquisition in which the sole shareholder of Allstates Air Cargo, Inc. acquired a controlling interest in Allstates WorldCargo, Inc. (formerly known as Audiogenesis Systems, Inc.), the shares issued during the fiscal year ended September 30, 1999 are treated as being outstanding for each fiscal year presented.

3.   Bad Debts

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2000 and 1999 was $166,204 and $112,095, respectively.

4.   Property, Plant and Equipment

     Property, plant and equipment costs consist of the following as of September 30, 2000:

                                   Accumulated    Net Book  Useful
                           Cost    Depreciation   Value     Lives

Buildings and
Improvements              $210,294  $179,444      $30,850    10-15 Years

Vehicles                   806,852   339,918      466,934        5 Years
Equipment and
Software                   606,567   385,377      221,190      3-5 Years

Furniture and
Fixtures                    47,541    45,519        2,022      5-7 Years
                        ----------  ---------   ---------
Totals                  $1,671,254  $950,258     $720,996
                        ==========  =========   =========



     Depreciation expense charged to income from operations for the years ended September 30, 2000 and 1999 was $240,620 and $187,659, respectively.

5.   Customs and Excise Bond

     On April 14, 1997, Allstates Air Cargo, Inc. pledged $165,573 as a condition of obtaining a HM Customs and Excise Bond. The purpose of the bond was to guarantee payment of value added taxes and excise taxes that the Company's affiliate would collect from its customers. The cash pledged was maintained in a certificate of deposit in a financial institution earning interest at approximately 5%. On September 27, 1999, the Company's affiliate entered into an agreement with a new bank to provide a separate overdraft facility and a HM Customs and Excise Bond to replace the guarantee provided by the original bank. During November 1999, the guaranteed funds on deposit at the original bank were released and applied against the overdraft facility at the new bank.

6.   Amortization of Goodwill and Acquisition Costs

     The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a ten-year period. Amortization expense for the years ended September 30, 2000 and 1999 is $63,666 and $5,305, respectively.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999


6.   Amortization of Goodwill and Acquisition Costs (cont'd)

     The costs associated with the acquisition of Allstates WorldCargo, Inc (formerly known as Audiogenesis Systems, Inc.) by Allstates Air Cargo, Inc. are being amortized on the straight-line basis over a ten-year period. Amortization expense for the years ended
     September  30,  2000  and  1999  is  $4,663  and  $389,
     respectively.

7.   Short-Term Bank Borrowing

     Allstates Air Cargo, Inc. has a $1,350,000 line of credit agreement with a bank, which expires December 31, 2000. Interest on outstanding borrowings currently accrues at the Wall Street Journal's (WSJ) prime rate of interest less 1/4% per annum (9.25% as of September
     30,  2000).   The interest rate is predicted  upon  the
     Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by 3/4% over the WSJ's
     prime  rate  at  the  time  of  failure.   The  balance
     outstanding on the line of credit as of September 30, 2000 and 1999 was $900,000 and $0, respectively.

     Loan   collateral   includes  the  Company's   accounts
     receivable and the unlimited, unconditional guarantees of Joseph Guido, Teresa Guido and Allstates Allcargo
     (US), Inc.

8.   Notes Payable

     The following is a summary of long-term debt as of September 30, 2000 and 1999:

                                                 2000            1999
Notes payable from Joseph M. Guido to
the Estate of
A.G. Hoffman, Jr., assumed by the
Company, in the
aggregate originally totaled
$2,511,730, with repayment
over 101 years at annual principal
payments of
$25,000 plus interest at 7% per year.
All or any
of the notes may be paid at any time
before maturity
without any prepayment penalty.  In
the event of a
default under the notes by the
Company, Joseph M.
Guido remains personally liable for
the notes, and
the 101 shares of Allstates Air
Cargo, Inc. common
stock held as security under the
notes (representing
48.1% of the issued and outstanding
common stock
of Allstates Air Cargo, Inc.) may be
sold at public or
private sale.                                    $2,486,730    $2,511,730

Notes payable to First Union in the
aggregate originally
totaled $122,683, with repayment over
36 months at
monthly principal payments ranging
from $532.52 to
$744.79 plus interest ranging from
7.50% to 7.70%.
The loans are secured by vehicles to
which they relate.                                   11,811        37,220
                                                ------------   -----------

              Subtotal - To next page            $2,498,541    $2,548,950


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999


8.   Notes Payable (cont'd)

                                       2000          1999

       Subtotal - From Prior Page     $2,498,541    $2,548,950

Notes Payable to GMAC in the
aggregate originally
totaled $354,985, with repayment
over 36 months
at monthly payments, inclusive of
interest, ranging
from $513.00 to $843.57 with
interest ranging
from 0.90% to 3.90%.  These loans
are secured
by the vehicles to which they
relate.                                  220,916       124,359

Notes Payable to Summit Bank in
the aggregate
originally totaled $76,903, with
repayment over 36
months with monthly payments
inclusive of interest
ranging from 7.90% to 8.50%.
These loans are
secured by the vehicles which
they relate.                              67,916           -

Note Payable to Virginia
Commonwealth University
(VCU) for $10,000, due in monthly
payments of
$1,000 of principal only.  The loan
matured on April 15,
2000.  The note payable
represents payment in full
for the mutual termination of the
Echolocation License
Agreement between Audiogenesis
and VCU.                                     -           7,000
                                        -----------  ----------
Totals                                   2,787,373   2,680,309
Less: Current Portion of Notes
Payable                                    162,843     116,245
                                        -----------  ----------
Long-Term Portion of Notes
Payable                                 $2,624,530  $2,564,064
                                        =========== ===========

     Maturities
     ----------
     For the fiscal years ended September 30,  2001     $162,843
                                               2002      135,053
                                               2003       77,746
                                               2004       25,000
                                               2005       25,000
                                         Thereafter    2,361,731
                                                       _________
                                             Total    $2,787,373
                                                       =========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999


9.   Income Taxes

     A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows:

                                          2000     1999
                                          ----     ----
Expected Federal
statutory rate                          34.000%   34.000%
Expected State statutory                 8.893%    8.893%
rates (average)                         -------   -------

Total expected                          42.893%   42.893%
statutory rate

Disallowed utilization of net
operating
 loss incurred from
 continuing operations
 of Allstates Allcargo (UK),
 Ltd. for State income tax               4.556%   10.717%
 purposes

Deferred income tax
expense:
 Federal                                11.337%    4.516%
 State                                   3.334%    0.797%
                                        -------   -------
Income Tax Expense -                    62.120%   58.923%
Effective Tax Rate                      =======  ========


     The   Company's  provision  for  income  taxes  as   of
     September 30, 2000 and 1999 consisted of the following:

                                                  2000     1999
                                                  ----     ----
Current Income Tax (Benefit) Expense
          Federal                              (33,528)   474,000
          State                                 65,367    153,000
                                               -------    -------
          Total - Current                       31,839    627,000
                                               -------    -------
Deferred Income Tax (Benefit) Expense
          Federal                               25,979     52,814
          State                                  7,640      9,320
                                                ------     ------
          Total - Deferred                      33,619     62,134
                                                ------    -------
          TOTALS                              $ 65,458    689,134
                                              ========    =======

                                                 2000     1999

Income Tax Expense on Continuing
 Operations                                   $142,348   $689,134
Income Tax (Benefit) on Discontinued
Operations                                     (68,779)     -
Income Tax (Benefit) on Disposal of
Discontinued Operations                         (8,111)     -
                                              ---------  --------
Total Income Tax Expense                      $ 65,458   $689,134
                                              =========  ========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999



9.   Income Taxes (cont'd)

     The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 2000 and 1999 are as follows:

                                   2000           1999
                                   ----           ----
     Deferred Tax Assets
     --------------------
     Accounts Receivable         $103,840        $128,028
     Equipment                       -              9,430
                                 --------        --------
     Totals                      $103,840        $137,458
     ------                      ========        ========


     Net Operating Loss Carryforward

     Allstates WorldCargo, Inc (formerly known as Audiogenesis Systems, Inc.) generated net operating losses prior to its acquisition off Allstates Air
     Cargo, Inc. As a result of the reverse acquisition, the ownership structure of Allstates WorldCargo, Inc. changed as of August 24, 1999; thereby limiting and reducing the future utilization of the Audiogenesis net operating loss carryforwards. These pre-reverse acquisition net operating loss carryforwards will be limited and reduced based upon the Federal and New Jersey change in ownership net operating loss carryforward rules. Any net operating loss carryforwards to future tax years after limitation and reduction will generally be available to offset future taxable income of Allstates WorldCargo, Inc. only, and will not be available to offset any future income of Allstates Air Cargo, Inc. or any other affiliated corporation. The income tax provisions do not include any of these pre-reverse acquisition net operating losses.

     In addition, for the fiscal year 1999, the income tax provisions in these financial statements do not utilize the current year operating loss of the Allstates Allcargo (UK), Ltd. Subsidiary operations. Accordingly, the deferred tax asset as a result of this carryforward has been offset in full by a valuation allowance for the fiscal year 1999. Pursuant to a ruling received by the Internal Revenue Service, effective October 1, 1999, the operating losses incurred by Allstates Allcargo (UK), Ltd. may be offset against taxable income of Allstates WorldCargo, Inc. in the consolidated filing of its Federal income tax returns. Therefore, the tax provisions included in these financial statements utilize the operating loss for the fiscal year 2000 incurred by Allstates Allcargo
     (UK), Ltd. in calculating the Federal tax liability.

10.  Pension Plan

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 25% of an employees' qualified compensation of which 15% is tax deductible, or $10,500 and $10,000 for the fiscal years ended September 30, 2000 and 1999, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. The Company did not make a discretionary contribution to the plan for the years ended September 30, 2000 and 1999. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2000 and 1999.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999

11.  Related Party Transactions

     Allstates Air Cargo, Inc. leases real estate in two locations from a majority stockholder of the Company. Rent expense under these leases totaled $98,600 and $92,500 for the fiscal years ended September 30, 2000 and 1999, respectively.

     The Company has entered into royalty agreements for its Los Angeles and Chicago licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2000 and 1999 totaled $214,500 and $143,253, respectively.

     On August 24, 1999, the Company entered into Employment Agreements with three of the Company's stockholders. The Employment Agreements are effective for the term beginning August 24, 1999, through December 31, 2004. The following is a summary of the terms of these agreements:

                     Annual                       Stock
    Position         Salary        Bonus         Options
    --------        --------       ------       --------

Chairman of the      $308,000     3% of fiscal       Yes*
Board                            year increase
                                 in net profits

President/Chief      $208,000     3% of fiscal       Yes*
Executive                         year increase
Officer                           in net profits


Executive Vice       $207,922     3% of fiscal       Yes*
President/                        year increase
Chief Operating                   in net profits
Officer


     No options have been granted to date. Options are to be granted when and if the Company adopts a stock option plan.

     Prior to August 24, 1999, the Company issued 4,500,000 shares of common stock to one officer, three employees and three consultants for their participation in the Company's restructuring as a result of the reverse acquisition. The Company recorded $16,000 of non-cash
     acquisition   costs,  $28,000  of   non-cash   employee
     compensation  expense and $128,000  of  non-cash,  non-
     employee   compensation   expense   related   to   this
     transaction.

     The Company has an unsecured loan to a shareholder. The principal amounts outstanding as of September 30, 2000 and 1999 are $200,000 and $-0-, respectively. The loan receivable is due in full on September 10, 2002
     and   interest  payments  of  9 1/4%  per  annum  are  due
     annually.

     The Company had an unsecured, non-interest bearing loan from a shareholder. The principal amounts outstanding as of September 30, 2000 and 1999 were $-0- and $5,000, respectively. The loan payable was due upon demand and was non-interest bearing.

     The initial stock issuance of e-tail Logistics, Inc. to its' minority investors were issued to related parties and are recorded on the books of Allstates WorldCargo, Inc. and Subsidiaries in loans receivable - related parties for $1,199 and $-0- for the fiscal years ended September 30, 2000 and 1999, respectively. The loans are payable and due upon demand.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999


12.  Stock Option Plan

     The Company adopted a non-qualified stock option plan, which was terminated effective December 31, 1999. The following shares have been reserved to be issued to the holders of certain options, which remained outstanding after a reverse acquisition transaction, by Genesis Safety Systems, Inc. (predecessor of Audiogenesis Systems, Inc.) pursuant to the anti-dilution provisions of such options. Such shares will be issued, at no cost to the option holders, only in the event that such option holders exercise their options in the Company's predecessor. No options were exercised during the fiscal years ended September 30, 2000 and 1999.

     # of Options             Expiration
     ------------             ----------
          3,000                 11/27/00
         10,000                  7/31/00

13.  Subsequent Event

     On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan".

14.  Leases

     The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next ten years. These operating leases provide the Company with the option to renew its' lease at the fair rental value at the end of the lease term. Management expects that leases will be renewed or replaced by other leases in the normal course of business. In September 1998, the Company's affiliate leased terminal facilities in the U.K. for approximately $80,000 annually for ten years. The affiliate currently subleases a portion of the space for approximately $21,600 annually.

     Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 2000:

     Fiscal Years Ending
        September 30,
     --------------------
          2001                $  260,794
          2002                   225,215
          2003                   208,915
          2004                   164,100
          2005                   164,100
          Thereafter             670,675
                                --------
          Total               $1,693,799
                              ==========

     Rent  expense  under operating leases  for  the  fiscal
     years  ended  September 30, 2000 and 1999 was  $403,244
     and $397,783, respectively.

     The  Company  sublets  office space  and  has  recorded
     $54,000 and $34,032 of rental income for the years ended September 30, 2000 and 1999, respectively.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999


15.  Supplemental Cash Flow Disclosures

     Cash paid for:                    2000            1999
     --------------                   -----           -----
     Income Taxes                  $711,990        $166,735
                                   ========        ========
     Interest                      $151,215        $ 36,281
                                   ========        ========

     Noncash Investing and Financing Activities

     (a) Equipment acquired through notes payable for the years ended September 30, 2000 and 1999 totaled $275,578 and
       $174,086, respectively.

     (b) The Company assumed $2,511,730 of debt owed to the Estate of Hoffman, which represents a portion of the Company's investment in its subsidiary at September 30, 1999.

     (c) The Company recorded goodwill in the amount of $636,652 as a result of the acquisition. Additionally, the Company recorded $63,666 and $5,305 of related amortization expense for the fiscal years ended September 30, 2000 and 1999, respectively.

     (d) Loans receivable totaling $1,199 and $-0- for the fiscal years ended September 30, 2000 and 1999, respectively, resulted from issuance of stock to minority shareholders.

16.  Discontinued Operations

     In May 2000, the Company adopted an informal plan to sell/dispose of Allstates Allcargo (UK), Ltd. The Company formally discontinued its operating activities on September 15, 2000. In the coming year, the Company will deal with the collection of receivables and the sale of fixed assets.

     The estimated loss on the disposal of the discontinued operations of $15,745 (net of income tax benefit of $8,111) represents unbilled amounts due to vendors and the estimated remaining occupancy costs of the Company's leased space (net of its current and prospective future subtenant). None of these estimated costs related to the loss on the disposal of the discontinued operations were paid as of September 30, 2000.

     Operating results of Allstates Allcargo (UK), Ltd. for the nine months ended June 30, 2000 are included in the income from continuing operations in the accompanying financial statements.

     Net sales of Allstates Allcargo, (UK), Ltd., for the period commencing July 1, 2000 ("the measurement date") through September 30, 2000 were $193,354. This amount was not included in the gross revenues in the accompanying financial statements.

17.  Litigation

     In March 1999, the Company settled a lawsuit against the United States Government (the "Government") for delinquent accounts receivable. The Government paid Allstates Air Cargo, Inc. $282,000 in satisfaction of the full outstanding receivable.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 September 30, 2000 and 1999

17.  Litigation (Continued)

     In April 1999, the Company reached a favorable settlement with certain former employees arising out their activities in leaving the Company's employ and establishing a business to act as an exclusive sales agent for a competing air freight forwarder. On December 15, 1999, the Company reached a favorable settlement agreement with the sole remaining defendant, the competing air freight forwarder, and the action was formally discontinued by the filing of a Stipulation of Settlement with the Court in January, 2000.

       On July 22, 1999, the Company settled a case with a former employee involving the former employee's claims for breach of contract, sex discrimination and sexual harassment. The Company paid the employee $17,500 in settlement of this case.

     The Company is involved in an on-going environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two aboveground storage tanks were removed from a facility in which the Company leases office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environment Associates to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI report and agreed that no further investigation of the site was needed.

     The NJDEP approved a Remedial Investigation Workplan on November 24, 1999. The approved work was performed by Carpenter in December, 1999. In its' report dated March 13, 2000, Carpenter indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, which Carpenter also sampled, indicated an increase from the prior sampling event. NJDEP suggested that the increase may have been due to sediments collected with the groundwater sample and recommended that the sampling be repeated. Carpenter is, therefore, repeating that sampling event to confirm groundwater concentrations. Carpenter anticipated conducting two more rounds of groundwater sampling to demonstrate a decreasing trend in benzene concentration.

     Previously, Carpenter had proposed that soils in excess of NJDEP cleanup criteria be left in place under a Deed Notice, because those soils could not be remediated due to site constraints. The Company proposed to the NJDEP that neither further delineation of soils, nor a Deed Notice, should be required, because sample results are below NJDEP's residential cleanup criteria. The NJDEP has agreed. NJDEP confirmed that No Further Action ("NFA") as to soils at the site would be granted unless benzene concentrations in the groundwater fail to decrease.

     The Company had made claims against their liability carriers for coverage. Due to the uncertain nature and extent of any additional investigatory or remedial activities that may be required regarding the existing site conditions, potential future costs cannot be estimated at this time.

                    SUPPLEMENTAL INFORMATION

           ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

          BASIS OF PRESENTATION TO UNAUDITED PRO FORMA
               COMBINED STATEMENTS OF OPERATIONS
          For the Fiscal Year Ended September 30, 1999


The Unaudited Pro Forma Combined Statements of Operations of Allstates WorldCargo, Inc. and Subsidiaries gives effect to the merger of Audiogenesis Systems, Inc. ("Audiogenesis") and Allstates Air Cargo, Inc. ("Allstates") as a recapitalization of Allstates with Allstates as the acquiror (reverse acquisition). This event has been presented as if it had occurred at the beginning of each year. The Unaudited Pro Forma Combined Statements of Operations gives effect to the merger under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. In the opinion of management, all significant adjustments necessary to reflect the effects of the merger have been made.

The Unaudited Pro Forma Combined Statements of Operations is presented for comparative purposes only and is not necessarily indicative of what the actual combined financial position of Audiogenesis and Allstates would have been, nor does it purport to represent the future combined financial position of Audiogenesis and Allstates. This Unaudited Pro Forma Combined Statement of Operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto referenced in the 10K.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Unaudited Pro Forma Combined Statement of Operations
For the Fiscal Year Ended September 30, 1999

                                                                    Pro Forma        WorldCargo
                            Audiogenesis         Allstates           Merger          Pro Forma
                             Historical          Historical       Adjustments         Combined

Revenues                    $      710,523     $   31,195,581      $ (330,000)(A)   $ 31,576,104
Cost of Revenues                   211,212         18,765,807                         18,977,019
                             --------------      -------------      -------------
------------
Gross profit                       499,311         12,429,774        (330,000)        12,599,085
                             --------------      -------------      -------------
------------
Operating expenses:
 Selling, general and admin        397,411         11,317,580        (271,645)(B)     11,443,346
 Research and development           25,000              -                -                25,000
                             --------------      -------------      -------------
------------
   Total operating expenses         422,411         11,317,580       (271,645)        11,468,346
                             --------------      -------------      -------------
------------
Income from operations               76,900          1,112,194        (58,355)         1,130,739

Other income (expense):
 Interest income                        -               30,169             -              30,169
 Interest expense                    (5,175)           (53,622)      (164,471)(C)
(223,268)
 Loss on sale of assets                                 (3,624)
(3,624)
 Other income (loss)                149,880             90,135             -             240,015
                             --------------      -------------      -------------
------------
Income before income taxes          221,605          1,175,252       (222,826)         1,174,031

 Income tax provision                 -                692,088        (85,443)(D)        606,645
                             --------------      -------------      -------------
------------
Net income (loss)           $       221,605     $      483,164    $  (137,383)      $    567,386
                             ==============      =============      =============
============
Weighted average of common
 shares outstanding                                 18,000,000      14,509,872 (E)    32,509,872
                             ==============      =============      =============
============
Net income per common share                     $         0.03                      $       0.02
                                                 =============
============

           ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED PRO FORMA COMPARATIVE
                COMBINED STATEMENT OF OPERATIONS
          For the Fiscal Year Ended September 30, 1999


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Position
----                     ---            ---------
Joseph M. Guido          66             Chairman of the Board

Sam DiGiralomo           57             President, CEO, Director

Barton C. Theile         54             Executive Vice President, COO,
                                        Director

Craig Stratton           49             CFO,   Secretary,   Treasurer,
                                        Director

None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2000 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.


JOSEPH M. GUIDO, Chairman of the Board, is the founder of Allstates Air Cargo, Inc., having served as its President and CEO from 1961 to. 1999. Mr. Guido became Chairman of the Board of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to forming Allstates Air Cargo, Inc., Mr. Guido served as a freight supervisor with American Airlines, and as a sales and station manager for Air Cargo Consolidators.

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

BARTON C. THEILE, became Executive Vice President, COO and a director of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to such acquisition, Mr. Theile had served Allstates Air Cargo, Inc., as a sales representative, operations manager, Executive Vice President and COO over a period of 19 years. In addition to his experience at Allstates, Mr. Theile was President of Cargo Logistics Group, LLC. Mr. Theile has been involved in sales, marketing, operations and administration in the transportation industry for over 25 years.

CRAIG STRATTON, became CFO, Secretary, Treasurer and a director of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Mr. Stratton had served as Chief Financial Officer for Allstates
Air Cargo, Inc. from November 1997. For the three years prior to joining Allstates, Mr. Stratton held the position of Corporate Controller for Programmer's Paradise, Inc. a cataloger and distributor of technical software. From 1990 through 1994, he was Controller for Baronet Corporation, an importer and distributor of leather goods accessories. From 1981 through 1990, he was employed by the finance department of Contel IPC, a specialty telephone systems manufacturer and service provider, where he held various positions of increasing responsibility in corporate accounting, including an appointment to Assistant Controller in 1987. In 1973, Mr. Stratton received his B.S. in accounting, and in 1980 he earned his MBA. Mr. Stratton has been a CPA since 1986.



ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION

                     Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----    --------   ---------   ---------   ------   --------
J.           2000  311,082    27,540  108,600(1)
Guido,       1999  317,821             92,500(2)                                   202,597(3)
Chairman     1998  294,320            111,600(4)
of the
Board

Sam          2000  208,000    27,540  214,500(6)                                    98,000(8)
DiGiralomo,  1999   80,200(5)         143,253(6)                                   120,000(7)
President,   1998   65,000(5)          26,486(6)
CEO

B. Theile,   2000  207,922    27,540    9,833(9)                                    16,500(8)
COO,         1999  189,411              4,920(9)                                    20,000(7)
Exec. VP     1998  152,328

Craig
Stratton,    2000  110,734                                                           6,500(8)
CFO,         1999  100,826                                                           8,000(7)
Secretary,   1998   77,221
Treasurer

____________
(1) Rental income from leasing of Newark branch location and Forked River corporate office ($98,600), and proceeds of sale of personal automobile to the Company ($10,000)
(2) Rental income from leasing of Newark branch location and Forked River corporate office
(3) Proceeds from sale to Audiogenesis Systems, Inc. of one share Allstates Air Cargo, Inc. stock
(4) Rental income from leasing of Newark branch location and Forked River corporate office ($90,300), and interest paid in 1996 loan to company ($21,300)
(5) Employed by Audiogenesis Systems, Inc. on part time basis at $65,000 per year
(6) Commissions paid for consulting services in connection with site licensing agreements
(7) Excess stock compensation valued at $.04 per share
(8) Reimbursement for income taxes due the IRS in connection with excess stock compensation
(9) Commission paid for management services to GTD Logistics, Inc.


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

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
     MANAGEMENT

   The following table sets forth the beneficial ownership of the Common Stock of the Company as of February 28, 1999 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:

                                       No. of Shares
Title    Name and Address              and            Percent
of       of Beneficial Owner           Nature of        of
Class                                  Beneficial      Class(1)
                                       Ownership
------- ---------------------------    -------------  ---------
Common  Joseph M. Guido                18,500,000(2)    56.91%
        4 Lakeside Drive South
        Forked River, NJ  08731

Common  Sam DiGiralomo                  5,000,000       15.38%
        7 Doig Road, Suite 3
        Wayne, NJ  07470

Common  Barton C. Theile                  500,000        1.54%
        4 Lakeside Drive South
        Forked River, NJ  08731

Common  Craig D. Stratton                 200,000        0.62%
        4 Lakeside Drive South
        Forked River, NJ  08731

All Officers and Directors as a Group  24,200,000       74.44%

__________________
(1) Based upon 32,509,872 shares outstanding as of December 15, 2000.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 250,000 shares owned by Teresa Guido, wife of Joseph Guido.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

   # Options   Terminates
   ---------   ----------
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

   The Company leases real estate in two locations from Joseph M.
Guido. Rent expense under these leases totaled $98,600 for the year ended September 30, 2000. The Company believes that such leases are commensurate with the terms which could be obtained from an unaffiliated third party.

   Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. During fiscal 2000, a similar royalty agreement was made for its Minneapolis licensee location. Royalty payments to Mr. DiGiralomo for the year ended September 30, 2000 totaled $214,500.

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

   In September 2000, the Company extended a personal loan of $200,000 to Sam DiGiralomo. The loan, which is backed by a promissory note, is payable after twenty four months, with quarterly interest payments at the Company's prevailing bank loan rate.

   The Company's legal counsel, Stephen M. Robinson, Esq., beneficially owns 1,200,000 shares of common stock.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a) The following exhibits are filed pursuant to Item 601 of Regulation S-B.

Exhibit  Description
No.

3.01*   Articles of Incorporation of Audiogenesis Systems,
     Inc. dated January 14, 1997 filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 23, 1998

3.02*   By-laws of Registrant, filed as an exhibit to
     Registrant's Registration Statement on Form 10-SB, filed October 23, 1998

10.01* Echolocation Technology License Agreements, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 23, 1998

10.02*  Agreement with Allstates Air Cargo, Inc. dated
     9/18/98, filed as an exhibit to Registrant's
     Registration Statement on Form 10-SB, filed October
     23, 1998

10.03*  Promissory Note to Marshall E. Levine Ph.D. Profit
     Sharing Plan, filed as an exhibit to Registrant's
     Registration Statement on Form 10-SB, filed October
     23, 1998

10.04*  Genesis Safety Systems, Inc. Stock Option Plan, filed as an exhibit to Amendment No. 1 to Registrant's
     Registration Statement on Form 10-SB, filed March 11,
     1999

10.05* Stock Purchase Agreement and Plan of Reorganization dated June 30, 1999, filed as an exhibit to Registrant's Form 8-K filed July 12, 1999

10.06* Employment Agreement with Joseph M. Guido, , filed as an exhibit to Registrant's Form 8-K filed September
     9, 1999

10.07*  Employment Agreement with Sam DiGiralomo, filed as an exhibit to Registrant's Form 8-K filed September 9,
     1999

10.08* Employment Agreement with Barton C. Theile, filed as an exhibit to Registrant's Form 8-K filed September
     9, 1999

10.09* Certificate of Amendment to the Certificate of Incorporation of Registrant changing the name of the corporation from Audiogenesis Systems, Inc. to Allstates WorldCargo, Inc., filed as an exhibit to Registrant's Form 8-K filed December 1, 1999

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

27.01+  Financial Data Schedule
__________________

* Filed previously, incorporated herein by reference
+Filed herewith

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATES WORLDCARGO, INC.


BY: /s/ Sam DiGiralomo
   Sam DiGiralomo, President and CEO

DATED: December  28, 2000



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                        Title                     Date


By: /s/ Joseph M. Guido
    Joseph M. Guido          Chairman of the Board of    December 28, 2000
                             Directors

By: /s/ Sam DiGiralomo
    Sam DiGiralomo           President, CEO and          December 28, 2000
                             Director

By: /s/ Barton C. Theile     Executive Vice President,
   Barton C. Theile          COO and Director            December 28, 2000


                             Secretary, Treasurer, and
                             Chief Financial Officer
By: /s/ Craig D. Stratton   (Principal Financial
    Craig D. Stratton       Officer and Principal        December 28, 2000
                            Accounting Officer)