Form 10-Q
period 2000-12-31
ALLSTATES WORLDCARGO INC
filed 2001-02-13
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


                             609-693-5950
            --------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  XX      No
    ----         ----

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of February 12, 2001.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending December 31, 2000 and 1999

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


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................8

PART II.  OTHER INFORMATION.............................................12

   ITEM 1    LEGAL PROCEEDINGS..........................................12

   ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS..................12

   ITEM 3    DEFAULTS ON SENIOR SECURITIES..............................12

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........12

   ITEM 5    OTHER INFORMATION..........................................12

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................14

               PART 1 - FINANCIAL INFORMATION

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                              December 31,     September
                                                  30,
                                  2000           2000
                               (Unaudited)         *
  Current Assets
    Cash and cash
      equivalents               $77,946         $115,736
    Accounts receivable        5,829,535       5,757,204
    Inventory                     28,402          30,684
    Prepaid expenses and
     other current assets        499,231         285,057
    Deferred income taxes        103,840         103,840
                               ---------       ---------
  Total current assets         6,538,954       6,292,521

  Property, plant and
   equipment                   1,627,395       1,671,254
  Less:  Accumulated
   depreciation                  934,913         950,258
                               ---------       ---------
  Net property, plant and
   equipment                     692,482         720,996

  Goodwill                       551,765         567,681
  Other assets                   313,937         311,002
                               ---------       ---------
  Total assets                $8,097,138      $7,892,200

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable          $3,343,909     $3,206,463
    Accrued expenses           1,259,781      1,405,221
    Short-term bank
      borrowings                 900,000        900,000
    Income taxes payable          41,688         20,480
    Notes payable                163,406        162,843
                               ---------       ---------
  Total current liabilities    5,708,784      5,695,007

  Long term portion of notes
   payable                     2,606,176      2,624,530

  Stockholders' equity
   (deficit)
    Common stock                   3,251          3,251
    Foreign currency
     translation adjustment      (10,500)        (3,651)
    Retained earnings
     (deficit)                  (210,573)      (426,937)
                               ---------       ---------
  Total stockholders' equity    (217,822)      (427,337)

  Total liabilities and
  stockholders' equity        $8,097,138     $7,892,200

 *  Condensed from audited financial statements.
     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                              Three Months Ended December
                                          31,
                                  2000           1999
  Revenues (net of
   discounts)                 $12,221,031     $7,659,481
  Cost of transportation        7,187,933      4,594,798
                              -----------     ----------
  Gross profit                  5,033,098      3,064,683

  Selling, general and
   administrative expenses      4,580,654      3,192,887
                              -----------     ----------
  Income from operations          452,444       (128,204)

  Other income (expense):
     Interest, net                (59,980)       (45,495)
     Other income                  13,282          3,881
                              -----------     ----------
  Income before income tax
  provision                       405,746       (169,818)

  Provision for income taxes      189,382         15,000

  Net income                     $216,364      ($184,818)
                              ===========     ==========
  Weighted average common
  shares - basic               32,509,872     32,509,872
  Net income per common
    share - basic              $      .01     $     (.01)

  Weighted average common
  shares - diluted             32,511,731     32,522,872
  Net income per common
  share - diluted              $      .01     $      (.01)

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (DEFICIT)
                         (Unaudited)

                            Common Stock
                                             Other    Retained     Total
                        Number             Comprehen  Earnings  Stockholders'
                          of        Par      sive     (Deficit)    Equity
                        Shares     Value    Income                (Deficit)
                                            (Loss)

Balance at           32,509,872    3,251   (3,651)   (426,937)   (427,337)
 September 30, 2000

Other Comprehensive
 Income (Currency
 translation
 adjustment) for the
 three months ended
 December 31, 2000                         (6,849)                 (6,849)

Consolidated net
 income for the
 three months ended
 December 31, 2000                                    216,364     216,364
                    ___________  ______  _________  _________   _________

Balance at December
 31, 2000            32,509,872   3,251   (10,500)   (210,573)   (217,822)
                    ===========  ======  =========  =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                       Three Months Ended
                                          December 31,
                                         2000       1999
  Cash flows from operating
  activities:
  Net income                          $ 216,364   $ (184,818)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Depreciation                       57,478       47,326
      Amortization                       17,083       17,082
      Provision for doubtful
       accounts                          40,347       18,575
      (Gain)/loss on sale of assets      (2,300)        (332)
      Deferred income taxes                           11,808
      (Increase) decrease in assets:
          Accounts receivable          (112,678)     419,952
          Prepaid expenses and other
           assets                      (211,892)      41,463
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses             (7,994)       (2,862)
          Income tax payable            21,208      (526,873)
                                      --------      --------
  Net cash provided by/used for
   operating activities                 17,616      (158,679)

  Cash flows from investing
   activities:
     Purchase of equipment              (9,190)      (84,503)
     Proceeds from sale of equipment     2,300         4,000
     Security deposits                  (4,102)       (4,404)
                                      --------      --------
  Net cash used for investing
   activities                          (10,992)      (84,907)

  Cash flows from financing
   activities:
     Repayments under notes payable    (37,565)      (28,443)
     Borrowing under short-term bank
      borrowings                                     400,000
                                      --------      --------
  Net cash used for/provided by
  financing activities                 (37,565)      371,557

  Net (decrease)/increase in cash
   and cash equivalents                (30,941)      127,971
  Currency translation adjustments      (6,849)        5,461
  Cash and cash equivalents,
   beginning of year                   115,736       406,842
                                      --------      --------
  Cash and cash equivalents, end of
  period                              $ 77,946      $540,274
                                      ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2000

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2000 Form 10-K filing dated December 28, 2000 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2000 and September 30, 2000 and the results of operations for the three months ended December 31, 2000 and 1999, respectively.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2000 and 1999, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3. On September 15, 2000, the Company discontinued freight operations at its UK branch location, Allstates Allcargo
  (UK) Ltd. During the quarter ended December 31, 2000, the Company continued to collect accounts receivable and sold the remaining fixed assets. Comparisons of profit and loss activity between the three month periods ended December 31, 2000 and December 31, 1999, respectively, are impacted.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 21offices throughout the United States, including Hawaii, and employs 96 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world. In September, 2000, the Company formed a strategic alliance with an established freight forwarding company located in the United Kingdom, with its principle office in the London Heathrow airport area. This strategic partner replaced the Company's UK branch office, which had done business as Allstates Allcargo (UK) Ltd.
since January 1997. The Company had decided to discontinue freight operations at its branch office prior to the end of its September 30, 2000 fiscal year end.

     In September, 2000, Allstates entered in to an agreement with an unrelated freight and warehousing company to provide services to them which primarily include customer invoicing and transportation vendor disbursements on business that they provide to the Company. Allstates pays a commission to this company based on the invoiced amount less deductions for the estimated transportation cost and a fee for providing the service.

Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                   Three Months Ended December 31,
                                         2000          1999
                                         ----          ----
Revenues                                100.0%        100.0%
Cost  of transportation                  58.8          60.0
                                         ----          ----
Gross profit                             41.2          40.0

Selling, general and
 administrative expenses                 37.5          41.7
                                         ----          ----
Operating income                          3.7          (1.7)
                                         ====          ====
Net    income                             1.8%         (2.4)%



Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. For the quarter ended December 31, 2000, revenues increased by $4,562,000, or 59.6%, to $12,221,000, over the quarter ended December 31, 1999, reflecting an increase in the number of shipments and the total weight of cargo shipped. A significant portion of this increase is attributable to domestic and international sales generated from one customer that accounted for 21.9% of consolidated revenues for the three months ended December 31,2000. Although Allstates is confident in its ability to continue providing freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely. On a pro forma basis, after discounting revenues earned from this significant customer during the three months ended December 31, 2000, sales increased by 24.7% over the comparative period in the prior fiscal year.

     Domestic revenues increased by approximately $3.0 million or 48.3%, to $9,066,000 during the three-month comparative period. In addition to revenues earned from the significant customer, the growth in domestic sales is primarily attributable to the new business derived from the Company's service agreement with an unrelated freight and
warehouse   services  company  as previously described.
International sales increased by approximately $1.6 million or 104.3%, to $3,155,000, despite the closing of the Company's UK branch in September, 2000. Net sales generated from the UK branch totaled approximately $177,000 during the three months ended December 31, 1999. Sales to international customers accounted for 25.8% of total sales during the three months ended December 31, 2000 as compared to 20.2% of total sales during the three months ended December 31, 1999.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues decreased by 1.2% for the three months ended December 31, 2000, in comparison to the same period in the previous year. This net decrease is attributable to the new business derived from the Company's aforementioned service agreement with an unrelated freight and warehouse services company, as billing for the warehouse services portion of this business does not carry a related cost of sales.
In   absolute   terms,  the  cost  of  sales  increased   by
approximately  $2.6 million or 56.4%, to  $7,188,000  during
the   three  months  ended  December  31,  2000  versus  the
comparative  period  in  the  prior  year,  reflecting   the
increased sales volume. Gross margins increased for the three months ended December 31, 2000 to 41.2% from 40.0% during the same period of the previous year. Gross profit increased by $1,968,000 to $5,033,000 for the three months ended December 31, 2000 in comparison to the prior year periods.


Selling, General and Administrative Expenses

     SG&A expenses decreased as a percentage of sales by 4.2% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999, to 37.5%. The decrease in the percentage of operating expenses to sales reflects the savings realized from the discontinuation of freight operations at the Company's UK branch in September, 2000, as well as the effect of certain isolated expenses that were recorded in the first quarter of fiscal 2000 related to the Company's restructuring. Operating expenses increased by $1,388,000 or 43.5% during the three-month period ended December 31, 2000 as compared to the same period in the prior fiscal year. The increase in SG&A expenses reflects the growth in revenues and gross profits, represented primarily by higher commissions expense.

     Licensee   commissions   increased   by   approximately
$715,000 for the three-month period, as compared to the same period in the prior fiscal year, driven by a higher level of gross profits at certain licensee operations, much of that
derived   from  revenues  generated  from  the   significant
customer that was mentioned previously. The Company also paid approximately $753,000 in commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates.

     SG&A expenses presented for the three months ended December
31, 2000 and 1999 are inclusive of expenditures to related parties totaling $192,646 and $274,800, respectively.


Income/(Loss) From Operations

     Income from operations increased during the quarter ended December 31, 2000 by approximately $581,000, to $452,000, as compared to the same three month period in the previous year for the reasons indicated above. Operating margins for the three month period ended December 31, 2000 increased by 5.4%, to 3.7%, in comparison to the same period in the prior year.

Interest Expense

     Net interest expense increased for the three months ended December 31, 2000 by approximately $14,000, compared to the same periods in the previous year, reflecting the increased level of borrowing on the Company's bank line of credit.


Net Income/(Loss)

     Income before income taxes increased to $406,000 during the quarter ended December 31, 2000 from a loss of $170,000 during the same period in the prior year. The Company recorded a tax provision of $189,000 for the quarter ended December 31, 2000 as compared to a tax provision of $15,000 for quarter ended December 31, 1999. Net income amounted to $216,000 or 1.8% of revenues in the first quarter of Fiscal 2001 versus a net loss of $185,000 or (2.4)% of revenues in the first quarter of Fiscal 2000.


Liquidity and Capital Resources

     Cash provided by operating activities was approximately $18,000 for the three months ended December 31, 2000, compared to cash flow used for operations of approximately $159,000 for the three months ended December 31, 1999. During the three months ended December 31, 2000, cash was primarily provided by the net income of the Company, offset by a short term loan that was extended to an unrelated freight and warehouse services company. For the three months ended December 31, 1999, cash was used primarily to satisfy income tax  obligations from fiscal 1999, offset by a  decrease  in
accounts  receivable.    Operating cash flows for the  three
months ended December 31, 1999 was negatively impacted by losses generated by the Company's UK subsidiary, Allstates Allcargo, (UK) Ltd.

     At December 31, 2000, the Company had cash and cash equivalents of $78,000 and net working capital of $830,000, compared with cash and cash equivalents of $540,000 and net working capital of $732,000 respectively, at December 31, 1999. The increase in working capital at December 31, 2000 over the respective period in 1999 is primarily attributable to the net income of the Company during the prior twelve month period, augmented by the discontinuation of freight operations at the Company's UK branch.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the three months ended December 31, 2000, capital expenditures amounted to approximately $29,000, of which approximately $20,000 was acquired through notes payable. For the three months ended December 31, 1999, capital
expenditures amounted to     approximately $85,000.

     The  Company has a  commercial  line  of
credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest less .25% per annum (9.25% at December 31, 2000). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. As of December 31, 2000, there was $900,000 of outstanding borrowings on the line of credit.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan is backed by a $750,000 secured promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. At December 31, 2000, Allstates had advanced approximately $404,000 to this company.

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

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

There have been no material developments concerning the Company's involvement in an ongoing environmental proceeding as set forth in the Company's Form 10-K dated September 30, 2000, and such information is incorporated herein by reference.

ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    February 13, 2001
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    February 13, 2001
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer