Form 10-Q
period 2001-03-31
ALLSTATES WORLDCARGO INC
filed 2001-05-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of May 10, 2001.

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


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................8

PART II.  OTHER INFORMATION.............................................13

   ITEM 1    LEGAL PROCEEDINGS..........................................13

   ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS..................13

   ITEM 3    DEFAULTS ON SENIOR SECURITIES..............................13

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........13

   ITEM 5    OTHER INFORMATION..........................................13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET
                       (Unaudited)

                           ASSETS

                                March 31,      September
                                                  30,
                                  2001           2000
                               (Unaudited)         *
  Current Assets
    Cash and cash
    equivalents                $304,823        $115,736
    Accounts receivable
                              5,848,753       5,757,204
    Inventory                    39,507          30,684
    Prepaid expenses and
    other current assets        732,169         285,057
    Deferred income taxes       103,840         103,840
                              ---------       ---------
  Total current assets        7,029,092       6,292,521

  Property, plant and
  equipment                   1,504,904       1,671,254
  Less:  Accumulated
  depreciation                  795,381         950,258
                              ---------       ---------
  Net property, plant and
  equipment                     709,523         720,996

  Goodwill                      535,848         567,681
  Other assets                  270,436         311,002
                              ---------       ---------
  Total assets               $8,544,899      $7,892,200
                              =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $3,486,299      $3,206,463
    Accrued expenses          1,140,350       1,405,221
    Short-term bank
     borrowings               1,100,000         900,000
    Income taxes payable         97,318          20,480
    Notes payable               155,439         162,843
                              ---------       ---------
  Total current liabilities   5,979,406       5,695,007

  Long term portion of notes
  payable                     2,576,937       2,624,530

  Stockholders' equity
  (deficit)
    Common stock
                                  3,251           3,251
    Foreign currency
    translation adjustment        1,987          (3,651)
    Retained earnings
    (deficit)                   (16,682)       (426,937)
                              ---------       ---------
  Total stockholders' equity    (11,444)       (427,337)

  Total liabilities and
  stockholders' equity       $8,544,899      $7,892,200
                             ==========       =========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended        Six Months Ended
                               March 31,                 March 31,
                            2001       2000         2001          2000
                         ----------  ----------   -----------  -----------
Revenues (net of
discounts)              $11,560,713  $7,440,571   $23,781,744  $15,100,052
Cost of transportation    6,214,643   4,573,405    13,402,576    9,168,203
                         ----------  ----------   -----------  -----------
Gross profit              5,346,070   2,867,166    10,379,168    5,931,849

Selling, general and
administrative expenses   5,085,454   2,857,165     9,666,108    6,050,052
                         ----------  ----------   -----------  -----------
Income from operations      260,616      10,001       713,060     (118,203)

Other income (expense):
   Interest, net            (57,155)  ( 53,079)     ( 117,135)     (98,574)
   Gain/(loss) on sale
    of assets               157,711     (7,224)       160,011       (6,343)
   Other income/(expense)     6,250     (5,960)        17,232       (2,960)
                         ----------  ----------   -----------  -----------
Income before income tax
provision                   367,422    (56,262)       773,168     (226,080)

Provision for income
taxes                       173,530      5,464        362,912       20,464

Net income                 $193,892   $(61,726)      $410,256    $(246,544)
                         ==========  ==========   ===========  ===========
Weighted average common
shares - basic           32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
 share - basic             $    .00 $     (.00)    $      .01   $     (.01)

Weighted average common
shares - diluted         32,509,872 32,522,872     32,510,812   32,522,872

Net income per common
share - diluted            $    .00 $     (.00)    $      .01   $     (.01)

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         (Unaudited)

                            Common Stock
                                             Other    Retained     Total
                        Number             Comprehen  Earnings  Stockholders'
                          of        Par      sive     (Deficit)    Equity
                        Shares     Value    Income                (Deficit)
                                            (Loss)
                    ___________   ______   _________  _________   _________

Balance at           32,509,872    3,251  $(3,651)   $(426,937)   $(427,337)
 September 30, 2000

Other Comprehensive
 Income (Currency
 translation
 adjustment) for the
 six months ended
 March 31, 2001                             5,638                     5,638

Consolidated net
 income for the
 six months ended
 March 31, 2001                                        410,256      410,256
                    ___________   ______   _________  _________   _________

Balance at March
 31, 2001            32,509,872  $3,251   $ 1,987    $(16,682)   $(11,444)
                    ===========  ======  =========  =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Six Months Ended
                                             March 31,
                                         2001        2000
                                      --------     --------
  Cash flows from operating
  activities:
                                     $ 410,256    $(246,544)
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                     119,729      100,216
      Amortization                      34,165       34,165
      Provision for doubtful
        accounts                        76,223       65,034
      (Gain)/loss on sale of assets   (160,011)       6,343
      Deferred income taxes
      (Increase) decrease in assets:
          Accounts receivable         (167,772)     (34,524)
          Prepaid expenses and other
            assets                    (455,935)      79,815
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses             14,965      398,774
          Income tax payable            76,837     (526,873)
                                      --------     --------
  Net cash provided by/used for
  operating activities                 (51,543)    (123,594)

  Cash flows from investing
  activities:
     Purchase of equipment            (123,983)    (134,754)
     Proceeds from sale of equipment   195,513       12,500
     Cash received from e-tail
      Logistics stock subscriptions      1,199            0
     Security deposits                  37,034        1,550
                                      --------     --------
  Net cash used for investing
  activities                           109,763     (120,704)

  Cash flows from financing
  activities:
     Repayments under notes payable    (74,771)    ( 58,321)
     Repayments under short-term
      bank borrowings                        0     (100,000)
     Borrowing under short-term bank
      borrowings                       200,000      400,000
                                      --------     --------
  Net cash used for/ provided by
   financing activities                125,229      241,679

  Net (decrease)/ increase in cash
  and cash equivalents                 183,449       (2,619)
  Currency translation adjustments       5,638        7,956
  Cash and cash equivalents,
   beginning of year                   115,736      406,842
                                      --------     --------
  Cash and cash equivalents, end of
   period                             $304,823     $412,179
                                      ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2001

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2000 Form 10-K filing dated December 28, 2000 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2001 and 1999 and the results of operations for the three and six months ended March 31, 2001 and 2000, respectively.

2. Net income per common share appearing in the statements of operations for the three months and six months ended March 31, 2001 and 2000, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3. On September 15, 2000, the Company discontinued freight operations at its UK branch location, Allstates Allcargo
  (UK) Ltd. During the six months ended March 31, 2001, the Company continued to collect accounts receivable and sold the remaining fixed assets. Comparisons of profit and loss activity between the three month and six month periods ended March 31, 2001 and March 31, 2000, respectively, are impacted.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 21offices throughout the United States, including Hawaii, and employs 98 people.

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

     In September, 2000, Allstates entered in to an agreement with an unrelated freight and warehousing company to provide them services which primarily include customer invoicing and transportation vendor disbursements on business that they provide to the Company. Allstates pays a commission to this company based on the invoiced amount, less deductions for transportation cost and a fee for providing the service.


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Six Months Ended
                             March 31,                  March 31,
                          2001        2000         2001      2000
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of  transportation   53.8        61.5         56.4      60.7
                          ----        ----         ----      ----
Gross profit              46.2        38.5         43.6      39.3

Selling, general and
 administrative expenses  44.0        38.4         40.6      40.1
Operating income           2.3         0.1          3.0      (0.8)
                          ----        ----         ----      ----
Net income                 1.7%       (0.8)%       1.7%      (1.6)%


Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. For the quarter ended March 31, 2001, revenues increased by $4,120,000, or 55.4%, to
$11,561,000, over the quarter ended March 31, 2000, reflecting an increase in the number of shipments and the total weight of cargo shipped. Revenues for the six months ended March 31, 2001 increased by $8,682,000, or 57.5%, to $23,782,000 as compared to the six-month period end March 31, 2000.

       A significant portion of the increases in revenue for both periods is attributable to domestic and international sales generated from one customer that accounted for 10.8% and 16.5% of consolidated revenues for the three and six months ended March 31, 2001, respectively. Although Allstates is confident in its ability to continue providing freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely. In addition, one other customer accounted for 9.1% of total revenues during the three-month period ended March 31, 2001. On a pro forma basis, after discounting revenues earned in total from these two significant customers during the three month and six month periods ended March 31, 2001, sales increased by 24.4% and 23.6% respectively, over the comparative periods in the prior fiscal year.

     Domestic revenues increased by approximately $2.9 million or 54.1%, to $8,241,000 during the three-month period ended March 31, 2001, and increased by approximately $5.8 million or 51.0%, to $17,307,000 during the six month comparative period. In addition to revenues earned from the two significant customers, the growth in domestic sales is primarily attributable to new business derived from the
Company's service agreement with an unrelated freight and warehouse services company as previously described. International sales increased during the three months ended March 31, 2001 by approximately $1.2 million or 58.6%, to $3,320,000, and during the six month comparative period increased by approximately $2.8 million or 78.0%, to $6,475.000, despite the closing of the Company's UK branch in September, 2000. For comparison purposes, net sales generated from the UK branch totaled approximately $124,000 and $301,000 respectively during the three and six months ended March 31, 2000. Sales to international customers accounted for 27.2% of total sales during the six months ended March 31, 2001 as compared to 24.1% of total sales during the six months ended March 31, 2000.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues decreased by 7.7% for the three months ended March 31, 2001, in comparison to the same period in the previous year, and decreased by 4.3% for the six-month comparative period. The net decrease during each of the comparative periods in Fiscal 2001 is primarily attributable to the new business derived from the Company's aforementioned service agreement with an unrelated freight and warehouse services company, as billing for the warehousing services portion of this business does not carry a related cost of sales. In addition, the revenues that were earned from one of the previously mentioned significant customers had a favorable impact on the cost of sales percentage for the three months ended March 31, 2001. In absolute terms, the cost of sales increased by approximately $1.6 million or 35.9%, to $6,215,000 during the three months ended March 31, 2001 versus the comparative period in the prior year, reflecting the increased sales volume. During the six month comparative period, cost of sales increased by approximately $4.2 million or 46.2%, to $13,403,000. Gross margins increased for the three months ended March 31, 2001 to 46.2%, from 38.5% during the same period of the previous year, and increased to 43.6% for the first six months of Fiscal 2001 from 39.3% during the same period in the previous fiscal year.

        Gross  profit increased by $2,479,000 to  $5,346,000
for the three months ended March 31, 2001, and increased by $4,447,000 to $10,379,000 for the six months ended on that date, in comparison to the prior year periods.


Selling, General and Administrative Expenses

     SG&A expenses increased as a percentage of sales by 5.6% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, to 44.0%, primarily reflecting the effect of higher commissions paid as a percent of revenues during the period. In absolute terms, operating expenses increased by $2,228,000 or 78.0% during the three-month period ended March 31, 2001 as compared to the same period in the prior fiscal year. The increase in SG&A expenses reflects the growth in revenues and gross profit during the quarter, represented primarily by higher commissions expense, offset by the savings realized from the discontinuation of freight operations at the Company's UK branch in September, 2000. Operating expenses incurred by the Company's UK branch amounted to $134,000 for the three months ended March 31, 2000.

     Operating expenses increased for the six months ended March 31, 2001 by $3,616,000, or 59.8% over the six months ended March 31, 2000, primarily reflecting higher commissions expense resulting from the growth in revenue and gross profit during the period. The increase in SG&A expense during this period was again offset by the resulting savings that was realized from the discontinuation of operations at the UK branch at the end of Fiscal 2000. For the six months ended March 31, 2000, operating expenses incurred by the Company's UK branch amounted to $269,000. The increase in operating expenses during the six months ended March 31, 2001 was further offset by the effect of certain isolated expenses that were recorded during the first quarter of fiscal 2000 related to the Company's restructuring.

     Licensee commissions increased by approximately $976,000 for the three-month period ended March 31, 2001, and increased by approximately $1,691,000 for the six-month period then ended, as compared to the same periods in the prior fiscal year, driven by a higher level of gross profits at certain licensee operations. Much of the increases in licensee commissions were derived from the gross profits generated from the significant customers that were mentioned previously. During Fiscal 2001 the Company has also paid commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates. Allstates paid approximately $870,000 and $1,623,000 respectively in commissions to this company during the three and six months ended March 31, 2001.

     SG&A expenses presented for the three months ended March 31, 2001 and 2000 are inclusive of expenditures to related parties totaling $175,054 and $71,269, respectively. SG&A expenses presented for the six months ended March 31, 2001 and 2000 are inclusive of expenditures to related parties totaling $367,699 and $346,069, respectively.


Income/(Loss) From Operations

     Income from operations increased during the three months ended March 31, 2001 by approximately $251,000, to $261,000, and during the six months ended on that date increased by approximately $831,000, to $713,000 as compared to the same three and six month period in the previous year for the reasons indicated above. Operating margins for both the three and six month periods ended March 31, 2001 increased by 2.2%, to 2.3% and 3.0%, respectively, in comparison to the same periods in the prior fiscal year.

Interest Expense and Income

     Net interest expense increased for the three months ended March 31, 2001 by approximately $4,000, and increased by approximately $19,000 during the six months then ended as compared to the same periods in the previous year, reflecting the increased level of borrowing on the Company's bank line of credit.

Gain/(Loss) on Sale of Assets

     Allstates realized a gain on the sale of property that the Company co-owned with the Chairman, Joseph Guido. The property was sold on January 11, 2001 and the proceeds of the sale were allocated between Mr. Guido and Allstates WorldCargo. The Company's portion of the net proceeds after closing costs was $184,005.98, of which a gain of approximately $153,000 was realized. The total gain on the sale of assets for the three months and six months ended March 31, 2001 was approximately $158,000 and $160,000, respectively.

Net Income/(Loss)

     Income before income taxes increased to $367,000 during the quarter ended March 31, 2001 from a loss of $56,000 during the same period in the prior year. The Company recorded a tax provision of $174,000 for the quarter ended March 31, 2001 as compared to a tax provision of $5,000 for quarter ended March 31, 2000. Net income amounted to $194,000 or 1.7% of revenues in the second quarter of Fiscal 2001 versus a net loss of $62,000 or (0.8)% of revenues in the second quarter of Fiscal 2000.

     For the six months ended March 31, 2001, income before income taxes increased to $773,000 from a loss of $226,000 during the same period in the previous fiscal year. The Company recorded a tax provision of $363,000 for the six months ended March 31, 2001 as compared to a tax provision of $20,000 for six-month period ended March 31, 2000. Net income amounted to $410,000 or 1.7% of revenues for the first six months of Fiscal 2001 versus a net loss of $247,000 or (1.6)% of revenues for the same period of Fiscal 2000.

Liquidity and Capital Resources

     Net cash used for operating activities was approximately $52,000 for the six months ended March 31, 2001, compared to cash flow used for operations of approximately $124,000 for the six months ended March 31, 2000. During the six months ended March 31, 2001, cash was primarily provided by the net income of the Company, but was offset by an increase in accounts receivable as well as a short term loan that was extended to an unrelated freight and warehouse services company. For the six months ended March 31, 2000, cash was used primarily to satisfy income tax obligations from fiscal 1999, offset by an increase in accounts payable. Operating cash flows for the six months ended March 31, 2000 was negatively impacted by losses generated by the Company's UK subsidiary, Allstates Allcargo, (UK) Ltd.

     At March 31, 2001, the Company had cash and cash equivalents of $305,000 and net working capital of $1,050,000, compared with cash and cash equivalents of $412,000 and net working capital of $666,000 respectively, at March 31, 2000. The increase in working capital at March 31, 2001 over the respective period in 2000 is primarily attributable to the net income of the Company during the prior twelve month period, augmented by the discontinuation of freight operations at the Company's UK branch. In addition, the sale of company owned property during the second quarter of Fiscal 2001 also had a positive effect on working capital.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the six months ended March 31, 2001, capital expenditures amounted to approximately $140,000, of which approximately $16,000 was acquired through notes payable. For the six months ended March 31, 2000, capital expenditures amounted to approximately $276,000, of which approximately $141,000 was acquired through notes payable. In March, 2001, Allstates received proceeds from the sale of real estate that was partially owned by the Company totaling approximately $184,000. Total proceeds from the sale of assets amounted to approximately $196,000 during the six months ended March 31, 2001.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest less .25% per annum (7.75% at March 31, 2001). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 15% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. As of March 31, 2001, there was $1,100,000 of outstanding borrowings on the line of credit.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. At March 31, 2001, Allstates had advanced approximately $674,000 to QLS. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings and subsequent to March 31, 2001, another company, unrelated to Allstates WorldCargo, Inc., made a bona fide offer to purchase the assets of QLS. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months.

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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    May 15, 2001
        ---------------------------------               ------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    May 15, 2001
        ---------------------------------               ------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer