Form 10-Q
period 2001-06-30
ALLSTATES WORLDCARGO INC
filed 2001-08-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2001.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending March 31, 2001 and 2000

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

   ITEM 5    OTHER INFORMATION..........................................13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                June 30,       September
                                                  30,
                                  2001           2000
                               (Unaudited)         *
                               -----------     ----------
  Current Assets
    Cash and cash
     equivalents             $  457,991     $  115,736
    Accounts receivable
                              4,400,833      5,757,204
    Inventory
                                 48,795         30,684
    Prepaid expenses and
     other current assets       829,261        285,057
    Deferred income taxes       103,840        103,840
                              ---------      ---------
  Total current assets        5,840,720      6,292,521

  Property, plant and
   equipment                  1,506,282      1,671,254
  Less:  Accumulated
   depreciation                 838,225        950,258
                              ---------      ---------
  Net property, plant and
   equipment                    668,057        720,996

  Goodwill                      519,932        567,681
  Other assets                  267,870        311,002
                              ---------      ---------
  Total assets               $7,296,579     $7,892,200
                              =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $2,647,748     $3,206,463
    Accrued expenses            864,215      1,405,221
    Short-term bank
     borrowings               1,100,000        900,000
    Income taxes payable              0         20,480
    Notes payable               154,034        162,843
                              ---------      ---------
  Total current liabilities   4,765,997      5,695,007

  Long term portion of notes
   payable                    2,536,181      2,624,530

  Stockholders' equity
   (deficit)
    Common stock                  3,251          3,251
    Foreign currency
     translation adjustment      (2,584)        (3,651)
    Retained earnings
     (deficit)                   (6,266)      (426,937)
                              ---------      ---------
  Total stockholders' equity     (5,599)      (427,337)

  Total liabilities and
   stockholders' equity       $7,296,579    $7,892,200
                              =========      =========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                             Three Months Ended       Nine Months Ended
                                  June 30,                 June 30,
                              2001       2000         2001         2000
                          ----------  ----------   -----------  -----------
Revenues (net of
 discounts)                9,187,421  $8,021,884   $32,969,165  $23,121,936
Cost of transportation     5,359,051   4,751,600    18,761,627   13,919,803
                          ----------  ----------   -----------  -----------
Gross profit               3,828,370   3,270,284    14,207,538    9,202,133

Selling, general and
 administrative expenses   3,795,568   3,125,331    13,461,676    9,175,383
                          ----------  ----------   -----------  -----------
Income from operations        32,802     144,953       745,862       26,750

Other income (expense):
   Interest, net             (66,254)    (57,505)     (183,389)    (156,079)
   Gain/(loss) on sale of
    assets                    (5,017)      9,603       154,994        3,260
   Other income/(expense)      7,666       5,850        24,898        2,890
                          ----------  ----------   -----------  -----------
Income before income tax
 provision                   (30,803)    102,901       742,365     (123,179)

Provision for income
 taxes                       (41,218)    (65,288)      321,694      (44,824)

Net income                  $ 10,415  $  168,189    $  420,671   $  (78,355)
                          ==========  ==========   ===========  ===========

Weighted average common
 shares - basic           32,509,872  32,509,872    32,509,872   32,509,872

Net income per common
 share - basic            $      .00  $      .01     $     .01   $      .00

Weighted average common
 shares - diluted         32,509,872  32,522,872    32,510,509   32,522,872

Net income per common
 share - diluted          $      .00  $      .01     $     .01   $      .00


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
 September 30, 2000

Other Comprehensive
 Income (Currency
 translation
 adjustment) for the
 nine months ended
 June 30, 2001                              1,067                     1,067

Consolidated net
 income for the
 nine months ended
 June 30, 2001                                         420,671      420,671
                    ___________   ______   _________  _________   _________

Balance at June
 30, 2001            32,509,872  $3,251   $(2,584)   $( 6,266)   $( 5,599)
                    ===========  ======  =========  =========   =========



  The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Nine Months Ended
                                            June 30,
                                         2001       2000
                                     -----------  -----------
Cash flows from operating
 activities:
  Net income                           420,671     (78,355)
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                     185,542     160,973
      Amortization                      51,247      51,247
      Provision for doubtful
       accounts                        112,600      84,498
      (Gain)/loss on sale of assets   (154,994)     (3,260)
      Deferred income taxes
      (Increase) decrease in assets:
          Accounts receivable        1,243,771    (105,857)
          Prepaid expenses and other
           assets                     (562,315)     (7,580)
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses         (1,099,720)    249,466
          Income tax payable           (20,480)    (526,873)
                                    -----------  -----------
  Net cash provided by/used for
   operating activities                176,322     (175,741)

  Cash flows from investing
   activities:
     Purchase of equipment            (144,495)   (168,570)
     Proceeds from sale of property
      and equipment                    207,589      34,168
     Cash received from e-tail
      Logistics stock subscriptions      1,199
     Purchase of treasury stock of
      subsidiary                                   (70,811)
     Security deposits                  38,434       4,025
                                    -----------  -----------
  Net cash provided by/used for
  investing activities                 102,727    (201,188)

  Cash flows from financing
   activities:
     Repayments under notes payable   (137,861)   (133,832)
     Repayments under short-term
      bank borrowings                             (120,000)
     Borrowing under short-term bank
      borrowings                       200,000     600,000
                                    -----------  -----------
  Net cash provided by financing
   activities                           62,139     346,168

  Net increase / (decrease) in cash
   and cash equivalents                341,188     (30,761)
  Currency translation adjustments       1,067      12,088
  Cash and cash equivalents,
   beginning of year                   115,736     406,842
                                    -----------  -----------
  Cash and cash equivalents,
   end of period                      $457,991    $388,169
                                    ===========  ===========




         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2001

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2000 Form 10-K filing dated December 28, 2000 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2001 and September 30, 2000 and the results of operations for the three and nine months ended June 30, 2001 and 2000, respectively.

2. Net income per common share appearing in the statements of operations for the three months and nine months ended June 30, 2001 and 2000, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3. On September 15, 2000, the Company discontinued freight operations at its UK branch location, Allstates Allcargo
  (UK) Ltd. During the nine months ended June 30, 2001, the Company continued to collect accounts receivable and sold the remaining fixed assets. Comparisons of profit and loss activity between the three month and nine month periods ended June 30, 2001 and June 30, 2000, respectively, are impacted.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,300 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 19 offices throughout the United States, and employs 89 people.

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

     In September, 2000, Allstates entered in to an agreement with an unrelated freight and warehousing company to provide them services which primarily include customer invoicing and transportation vendor disbursements on business that they provide to the Company. Per the agreement, Allstates paid a commission to this company based on the invoiced amount, less deductions for transportation cost and a fee for providing the service. In May, 2001, the assets of that company were purchased by another company unrelated to Allstates WorldCargo, Inc., and consequently the service agreement was terminated.


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended      Nine Months Ended
                              June 30,                  June 30,
                          2001        2000         2001      2000
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    58.3        59.2         56.9      60.2
                          ----        ----         ----      ----
Gross profit              41.7        40.8         43.1      39.8

Selling, general and
 administrative expenses  41.3        38.8         40.8      39.5
                          ----        ----         ----      ----
Operating income           0.4         2.0          2.3       0.3
                          ====        ====         ====      ====

Net income                  .1%        2.1%        1.3%      (0.3)%


Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. For the quarter ended June 30, 2001, revenues increased by $1,166,000, or 14.5%, to
$9,187,000, over the quarter ended June 30, 2000, reflecting an increase in the number of shipments and the total weight of cargo shipped. Revenues for the nine months ended June 30, 2001 increased by $9,847,000, or 42.6%, to $32,969,000 as compared to the nine-month period end June 30, 2000.

       A significant portion of the increase in revenue for the three and nine month comparative periods ended June 30 is attributable to domestic and international sales generated from one customer. That customer accounted for 13.8% of consolidated revenues during the nine months ended June 30, 2001, and 6.7% of consolidated revenues for the three months then ended. Although Allstates is confident in its ability to continue providing freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely.

     Domestic revenues increased by approximately $0.6 million or 9.3%, to $6,711,000 during the three-month period ended June 30, 2001, and increased by approximately $6.4 million or 36.5%, to $24,018,000 during the nine month comparative period. In addition to revenues earned from the significant customer, the increase in domestic sales is primarily attributable to new business that was derived from the Company's service agreement with an unrelated freight and warehouse services company. As previously mentioned, that agreement was terminated in May 2001 pursuant to the sale of the assets of that company to another unrelated company. International sales increased during the three months ended June 30, 2001 by approximately $0.6 million or 31.5%, to $1,884,000, and during the nine month comparative period increased by approximately $3.4 million or 62.1%, to $8,951,000, despite the closing of the Company's UK branch in September, 2000. For comparison purposes, net sales generated from the UK branch totaled approximately $140,000 and $441,000 respectively during the three and nine months ended June 30, 2000. Sales to international customers accounted for 27.2% of total sales during the nine months ended June 30, 2001 as compared to 23.9% of total sales during the nine months ended June 30, 2000.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues decreased by 0.9% for the three months ended June 30, 2001, in comparison to the same period in the previous year, and decreased by 1.1% for the nine-month comparative period. The net decrease in transportation costs during each of the comparative periods in Fiscal 2001 is primarily attributable to the new business derived from the Company's aforementioned service agreement with an unrelated freight and warehouse services company, as billing for the warehousing services portion of this business does not carry a related cost of sales. In absolute terms, the cost of sales increased by approximately $0.6 million or 12.8%, to $4,752,000 during the three months ended June 30, 2001 versus the comparative period in the prior year, reflecting the increased sales volume. During the nine month comparative period, cost of sales increased by approximately $4.8 million or 34.8%, to $18,762,000. Gross margins increased for the three months ended June 30, 2001 to 41.7%, from 40.8% during the same period of the previous year, and increased to 43.1% for the first nine months of Fiscal 2001 from 39.8% during the same period in the previous fiscal year.

        Gross profit increased by $558,000 to $3,828,000 for the three months ended June 30, 2001, and increased by $5,005,000 to $14,208,000 for the nine months ended on that date, in comparison to the prior year periods.


Selling, General and Administrative Expenses

     SG&A  expenses increased as a percentage  of  sales  by
2.3% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, to 41.3%, primarily reflecting the effect of higher commissions paid as a percent of revenues during the period. In absolute terms, operating expenses increased by $670,000 or 21.4% during the three-month period ended June 30, 2001 as compared to the same period in the prior fiscal year. The increase in SG&A expenses reflects the growth in revenues and gross profit during the quarter, represented primarily by higher commissions expense, offset by the savings realized from the discontinuation of freight operations at the Company's UK branch in September, 2000. Operating expenses incurred by the Company's UK branch amounted to $128,000 for the three months ended June 30, 2000.

     Operating expenses increased for the nine months ended June 30, 2001 by $4,286,000, or 46.7% over the nine months ended June 30, 2000, primarily reflecting higher commissions expense resulting from the growth in revenue and gross profit during the period. The increase in SG&A expense during this period was again offset by the resulting savings that was realized from the discontinuation of operations at the UK branch at the end of Fiscal 2000. For the nine months ended June 30, 2000, operating expenses incurred by the Company's UK branch amounted to $397,000. The increase in operating expenses during the nine months ended June 30, 2001 was further offset by the effect of certain isolated expenses that were recorded during the first quarter of fiscal 2000 related to the Company's restructuring.

     Licensee commissions increased by approximately $332,000 for the three-month period ended June 30, 2001, and increased by approximately $2,023,000 for the nine-month period then ended, as compared to the same periods in the prior fiscal year, driven by a higher level of gross profits at certain licensee operations. Much of the increases in licensee commissions during both comparative periods were derived from the gross profit generated from the significant customer that was mentioned previously. During Fiscal 2001 the Company has also paid commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates. Allstates paid approximately $228,000 and $1,851,000 respectively in commissions to this company during the three and nine months ended June 30, 2001. Cargo insurance increased for the three months ended June 30, 2001 by approximately $20,000, and increased for the nine month period then ended by approximately $89,000, also reflecting the variable effect of higher sales volume.

     SG&A expenses presented for the three months ended June 30, 2001 and 2000 are inclusive of expenditures to related parties totaling $119,990 and $86,349, respectively. SG&A expenses presented for the nine months ended June 30, 2001 and 2000 are inclusive of expenditures to related parties totaling $487,688 and $432,418 respectively.


Income/(Loss) From Operations

     Income from operations decreased during the three months ended June 30, 2001 by approximately $112,000, to $33,000, and during the nine months ended on that date increased by approximately $719,000, to $746,000 as compared to the same three and nine month period in the previous year for the reasons indicated above. In comparison to their respective periods in fiscal 2000, the operating margin for the three month period ended June 30, 2001 decreased by 1.4%, to 0.4%, and increased by 1.2%, to 2.3% for the nine month period then ended.

Interest Expense and Income

     Net interest expense increased for the three months ended June 30, 2001 by approximately $9,000, and increased by approximately $27,000 during the nine months then ended as compared to the same periods in the previous year, reflecting the increased level of borrowing on the Company's bank line of credit.

Gain/(Loss) on Sale of Assets

     Allstates realized a gain on the sale of property that the Company co-owned with the Chairman, Joseph Guido. The property was sold on January 11, 2001 and the proceeds of the sale were allocated between Mr. Guido and Allstates WorldCargo. The Company's portion of the net proceeds after closing costs was $184,005.98, of which a gain of approximately $153,000 was realized. The total gain on the sale of assets for the nine months ended June 30, 2001 was approximately $155,000.

Net Income/(Loss)

     Income before income taxes decreased to a loss of ($31,000) during the quarter ended June 30, 2001 from a profit of $103,000 during the same period in the prior year. The Company recorded a tax benefit of $41,000 for the quarter ended June 30, 2001 as compared to a net tax benefit of $65,000 for quarter ended June 30, 2000. The net profit amounted to $10,000 or 0.1% of revenues in the third quarter of Fiscal 2001 versus a net profit of $168,000 or 2.1% of revenues in the third quarter of Fiscal 2000.

     For the nine months ended June 30, 2001, income before income taxes increased to $742,000 from a loss of $123,000 during the same period in the previous fiscal year. The Company recorded a tax provision of $322,000 for the nine months ended June 30, 2001 as compared to a net tax benefit of $45,000 for nine-month period ended June 30, 2000. Net income amounted to $421,000 or 1.3% of revenues for the first nine months of Fiscal 2001 versus a net loss of $78,000 or (0.3)% of revenues for the same period of Fiscal 2000.

Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $176,000 for the nine months ended June 30, 2001, compared to cash flow used for operations of approximately $176,000 for the nine months ended June 30, 2000. During the nine months ended June 30, 2001, cash was primarily provided by the net income of the Company and a decrease in accounts receivable, offset by an decrease in accounts payable and a short term loan that was extended to an unrelated freight and warehouse services company. For the nine months ended June 30, 2000, cash was used primarily to satisfy income tax obligations from fiscal 1999, offset by an increase in accounts payable. Operating cash flows for the nine months ended June 30, 2000 was negatively impacted by losses generated by the Company's UK subsidiary, Allstates Allcargo, (UK) Ltd.

     At June 30, 2001, the Company had cash and cash equivalents of $458,000 and net working capital of $1,023,000, compared with cash and cash equivalents of $388,000 and net working capital of $656,000 respectively, at June 30, 2000. The increase in working capital at June 30, 2001 over the respective period in 2000 is primarily attributable to the net income of the Company during the prior twelve month period, augmented by the discontinuation of freight operations at the Company's UK branch. In addition, working capital was negatively impacted by a $200,000 loan provided to an officer of the Company in September 2000, while the sale of company owned property during the second quarter of Fiscal 2001 had a positive effect.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the nine months ended June 30, 2001, capital expenditures amounted to approximately $185,000, of which approximately $41,000 was acquired through notes payable. For the nine months ended June 30, 2000, capital expenditures amounted to approximately $402,000, of which approximately $233,000 was acquired through notes payable. In March, 2001, Allstates received proceeds from the sale of real estate that was partially owned by the Company totaling approximately $184,000. Total proceeds from the sale of assets amounted to approximately $208,000 during the nine months ended June 30, 2001.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the

U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another company, unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. Allstates had outstanding loan advances of approximately $702,000 to QLS prior to the purchase. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the loan and as of the date of this filing has not made any payments to Allstates. Allstates has filed suit against the other company and is currently awaiting their response. Based on information that Allstates has obtained through public press releases made by the other company, Allstates believes that the loan is collectable, although no assurance can be made to that effect.


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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    August 14, 2001
        ---------------------------------               ---------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    August 14, 2001
        ---------------------------------               ---------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer