Form 10-K
period 2001-09-30
ALLSTATES WORLDCARGO INC
filed 2001-12-28
CIK 1072293

23

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                              Form 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ]

The number of shares of Common Stock outstanding as of December 14, 2001 was 32,509,872 shares.

At December 14, 2001, the voting stock of the registrant had not been publicly quoted.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

     Allstates WorldCargo, Inc. (the "Company" or "Allstates") is a New Jersey Corporation formed on January 14, 1997 as Audiogenesis Systems, Inc. ("Audiogenesis"), pursuant to a corporate reorganization of Genesis Safety Systems, Inc. ("Genesis"). On August 24, 1999, Audiogenesis acquired 100 percent of the common stock of Allstates Air Cargo, Inc. in a reverse acquisition, and on November 30, 1999, changed its name to Allstates WorldCargo, Inc. The Company's business is comprised of freight forwarding and the distribution and sales of safety equipment. Allstates is headquartered in Forked River, New Jersey.

     The freight forwarding business of Allstates was founded by Joseph M. Guido, the Company's Chairman of the Board, with its first terminal opening in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,500 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 19 offices throughout the United States, and employs 81 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world. In Fiscal 2000, Allstates formed a strategic alliance with an established freight forwarding company located in the United Kingdom, with its principle office in the London Heathrow airport area. This strategic partner replaced the Company's UK branch office, which discontinued freight operations prior to the end of its September 30, 2000 fiscal year end. The Company's UK branch office had done business as Allstates Allcargo (UK) Ltd. since January 1997. Allstates plans to increase its global market share by forming additional strategic alliances and effecting selective acquisitions.

     In September, 2000, Allstates entered in to an agreement with an unrelated freight and warehousing company to provide services to them which primarily included customer invoicing and transportation vendor disbursements on business that they provided to the Company. Per the agreement, Allstates paid a commission to this company based on the invoiced amount, less deductions for transportation cost and a fee for providing the service. In May, 2001, the assets of that company were purchased by another company unrelated to Allstates WorldCargo, Inc., and consequently the service agreement was terminated.

     Allstates neither owns nor operates any aircraft or ships. By not owning or operating its own equipment, Allstates believes it is able to provide more flexible delivery schedules and shipment size. In addition, by eliminating the substantial fixed expenses associated with the ownership of such equipment, Allstates has been able to effect certain cost savings.

Marketing and Licensing

     Allstates markets its services through a network of 19 domestic offices, its European and South American strategic alliances, and selected agents throughout the world. Of the 19 domestic locations, 9 are company-owned, and the remaining 10 are licensees and agents.

     Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations. Allstates maintains 15 full time sales personnel operating from the 9 company-owned offices.
     Allstates has formed strategic alliances in approximately 10 foreign countries with which it shares information, customers and profits.

     Allstates has several site licensing agreements and has created two divisions that are responsible for certain specialized functions of the Company. One of those divisions is GTD Logistics, which is involved in ground transportation (trucking). The other division is called Allstates Logistics. This division holds Ocean Transportation Intermediary License No. 15364NF, and is responsible for the ocean freight segment of Allstates. In addition, the Company invested in a new start-up operation, e-tail Logistics, Inc., a New Jersey corporation. To date, e-tail Logistics, Inc. has not conducted any business.

Information Systems

     A primary component of Allstates's business strategy is the continued development of its advanced information systems. Allstates has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to its management and customers. Allstates continues to upgrade its information systems. Highlights of the information system are:

     o Real-time information which is available to employees and customers, including customer service, operations, sales and accounting
     o Centralized system located in Forked River, New Jersey, with terminals throughout all offices capable of dial-up by customers (through direct dial-up or via Internet), including internal and external e-mail
     o System tracks shipments from pickup order to delivery; confirms "on-board" and "out for delivery" status
     o    System can produce the following daily, monthly, yearly reports:
          (1)  Operations reports (inbound, outbound and on-hand reports)
          (2)  Sales reports (revenue, customer client list)
          (3)  Customer reports (POD report, shipping history report)
          (4)  Accounting reports (P&L reports)
     o    System auto rates revenues and costs
     o    System is capable of EDI (Electronic Data Interchange)
     o    System is flexible in customizing reports to meet customer needs
     o    System is "bar-code" capable
     o System allows customers to dial up and retrieve rate quotes and POD information
     o System produces shipping labels and computerized airbills and airline bills

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

Competition

     Allstates competes with other companies in the same business, some of which are much larger and have substantially greater resources. There are approximately 1,500 direct competitors of various sizes throughout the country. The methods by which Allstates chooses to compete include highly skilled and experienced upper and middle management, a proprietary site-licensing program, cost control, professional sales representation, highly trained operations and customer service personnel, employee and customer premium awards program, and a wide range of enhanced services. In addition, the integration of Audiogenesis' experience and expertise with respect to its applications for inventory control provides the Company with added benefits for its customers. Allstates also owns its proprietary and customized computer software and advanced hardware. Allstates's website is functional, allowing for customer cargo tracking, with further enhancements expected in the future.

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

Customers

     Allstates has a diverse customer base, with approximately 1,500 accounts. Over the 40 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

Employees

     As of November 24, 2001, the Company employed a total of 81 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 79 employees (of which 9 are part time), including 39 in operations and customer service, 16 in sales, marketing and related activities, and 24 in administration and finance. The Audiogenesis Systems division had 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.

Pension Plan

Effective   May  1994,  the  Company  adopted  a  discretionary   non-
standardized  401(k)  profit sharing plan.   The  terms  of  the  plan
provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of
Internal  Revenue Code Section 401(k), 404 and 415 (the "Code").   For
2001, the maximum percentage allowed by the Code was the lesser of 25% of an employee's compensation of which 15% is tax deductible, or
$10,500.   The  Company  may make matching contributions  equal  to  a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employee's third, fourth, fifth, sixth, and seventh  anniversary of employment.  The employee's contributions  are
100% vested at  the  time  of  deferral.   The  plan  also  allows
employer discretionary contributions allocated in accordance with
participants' compensation.    The   Company   did  not   make   any
discretionary contributions to the plan for the year ended September 30, 2001.

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


ITEM 2.    DESCRIPTION OF PROPERTY

     As of September 30, 2001, Allstates occupied approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 23,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties in North America generally run from one to seven years and are scheduled to expire between fiscal 2002 and fiscal 2008. In September, 2001, the Company terminated its lease agreement in the UK by way of an executed Deed of Surrender. That facility in the UK was leased for a ten year term and was due to expire in fiscal 2009. The total rent expense for company leased facilities was, during fiscal 2001, approximately $376,000. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The Company's branch locations as of September 30, 2001 were:

NORTH AMERICA


     Los Angeles, California       Dallas, Texas
     Kenilworth, New Jersey        Houston, Texas
     St. Louis, Missouri           Indianapolis, Indiana
     Kansas City, Missouri         Minneapolis, Minnesota
     Pittsburgh, Pennsylvania      New York, New York
     Atlanta, Georgia              Raleigh, North Carolina
     Baltimore, Maryland           San Francisco, California
     Boston, Massachusetts         San Diego, California
     Chicago, Illinois             Wayne, New Jersey



ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leases office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates ("Carpenter")to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the chlorinated solvents in the groundwater was needed. A Remedial Investigation Work Plan was submitted in November 1999. The NJDEP approved the work plan on November 24, 1999. The approved work was performed by Carpenter in December 1999, as set forth in Carpenter's report dated March 13, 2000. The Carpenter report indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, a separate well that Carpenter also sampled, indicated an increase from the prior sampling event. The NJDEP suggested that the increase may be due to sediments collected with the groundwater sample, and recommended that the sampling be repeated. Carpenter conducted two additional sampling events to confirm groundwater concentrations of benzene in Monitoring Well 3 ("MW-3"). The sampling results indicated that concentrations of benzene have sufficiently decreased to allow case closure with the institution of a Classification Exception Area ("CEA"). Counsel for Allstates has confirmed with the New Jersey Department of Environmental Protection ("DEP") that the sampling results satisfactorily demonstrate a decreasing trend in benzene concentrations. At the DEP's request, Carpenter prepared a CEA proposal, which was submitted to the DEP on October 11, 2001. In the CEA proposal, Carpenter proposed no further action for the groundwater. It is likely that the DEP will issue a No Further Action ("NFA") letter for the soil and groundwater. DEP previously confirmed to counsel for Allstates that NFA as to soils at the site would be granted unless benzene concentrations in groundwater fail to decrease.

In March 1997, Allstates made claims against liability insurance carriers for coverage. Now that the environmental work is nearly complete, counsel for Allstates anticipates discussing cost-sharing with Allstates' insurance carriers. As it is likely that the DEP will issue a NFA letter for the Site, the likelihood is low that additional investigatory or remedial work will be required. Therefore, we anticipate that potential future remedial costs to Allstates should be minimal.



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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2001. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                         YEAR ENDED SEPTEMBER 30,
                                  (in thousands, except per share data)

                                 1997     1998     1999     2000    2001

STATEMENT OF OPERATIONS DATA

Net sales                        $25,134 $25,998  $31,230  $33,213  $41,239
Income (loss) from operations        86      276   1,107       424      744
Income (loss) from continuing      (22)      121     480        87      408
Net income (loss)                  (22)      121     480       (62)     408
Basic net income (loss) per
  common share                              $.00    $.01      $.00     $.01
Diluted net income (loss) per
  common share                              $.00    $.01      $.00     $.01

Weighted average
     Common shares outstanding            32,510  32,510   32,510  32,510
       - basic
Weighted average
     Common shares outstanding            32,523  32,523   32,521  32,510
       - diluted


BALANCE SHEET DATA:

Working capital                    $479   $  416   $  783  $   598  $1,316
Total assets                      5,210    5,024    6,070    7,892   7,095
Liabilities - current             4,064    3,808    3,812    5,695   4,614
Liabilities - long term             101       70    2,564    2,625   2,497
Total stockholders' equity        1,045    1,147    ( 306)   (427)    (16)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The  following table sets forth for the periods indicated certain
financial   information   derived  from  the  Company's   consolidated
statement of operations expressed as a percentage of net sales:

                                          Fiscal Year Ended September 30,
                                            2001        2000       1999
                                            ----        ----       ----
Revenues                                   100.0%      100.0%     100.0%
Cost of transportation                      57.7        60.6       60.2
                                           ------      ------     ------
Gross profit                                42.3        39.4       39.8

Selling, general and administrative
      expenses                              40.5        38.1       36.3
                                           ------      ------     ------
Operating income                             1.8         1.3        3.5
Income from continuing operations            1.0         0.3        1.5
Loss from discontinued operations,
   net of tax benefit                                   (0.5)%
Net income/(loss)                            1.0%       (0.2)%      1.5%

Revenues

     Revenues of the Company represent gross consolidated sales less customer discounts. Sales of Allstates WorldCargo increased by $8.0 million, or 24.2%, to $41,239,000 for the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000. Revenues earned from domestic sources increased by $5.2 million, or 20.9%, to $30,302,000, and international revenues increased by $2.8 million, or 34.3%, to $10,936,000. While the increase in revenues for fiscal 2001 is primarily due to an overall increase in the number of shipments and the total weight of cargo shipped, a significant portion of the increase is attributable to domestic and international sales generated by one customer. That customer accounted for 13.3% of
consolidated   revenues  for  Fiscal  2001.   Although  Allstates   is
confident in its ability to continue providing freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely. Effective October 1, 2001, that customer, in an effort to minimize their operating costs, began utilizing a larger alternate freight forwarder to service its international freight requirements. Allstates continues to provide domestic freight forwarding services to this customer.

     The increase in domestic sales for the year ended September 30, 2001 over the previous fiscal year is also attributable to new business that was derived from the Company's service agreement with an unrelated freight and warehouse services company. Sales in Fiscal 2001 related to this agreement totaled approximately $2.6 million. That agreement was terminated in May 2001 pursuant to the sale of the assets of that company to another unrelated company. International revenues increased comparatively in Fiscal 2001 versus the previous fiscal year despite the closing of the Company's UK branch prior to the end of Fiscal 2000. Net revenues generated by the UK branch in Fiscal 2000 totaled approximately $441,000 after the elimination of intercompany sales

      Total sales increased by $2.0 million, or 6.4%, to $33,213,000 for the fiscal year ended September 30, 2000 in comparison to the fiscal year ended September 30, 1999, primarily reflecting an increase in the number of shipments and the total weight of international cargo shipped, as well as the full year effect of the reverse acquisition of Audiogenesis Systems, Inc. International sales increased by 21.0% from the prior fiscal year, primarily due to the Company's ability to expand its international network of agents and services. The integration of these services with the domestic product that Allstates has traditionally provided has improved the Company's ability to generate international business from its existing domestic customers. Domestic revenues increased modestly by 3.0% in fiscal year 2000 over the previous fiscal year, in spite of the loss of a significant customer account early in the fiscal year. This increase was primarily due to the full year effect of revenues generated by the Audiogenesis Systems division. No one customer accounted for greater than 10% of the Company's consolidated revenue in fiscal 2000.



Gross Profit

     Gross profit represents the difference between net revenues and the cost of providing transportation services. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. The cost of sales decreased as a percentage of revenues by 2.9% in fiscal 2001 to 57.7% from 60.6% in the prior fiscal year. The net decrease in the transportation cost percentage was primarily attributable to the business that was derived from an unrelated freight and warehouse services company, as the billing for the warehousing portion of that business does not carry a related cost of sales. After discounting the effect of that business on cost of sales, the transportation cost percentage remained relatively unchanged from the prior fiscal year, despite a higher mix of international sales versus domestic sales. International sales generally carry a higher percentage cost of transportation than domestic sales. International revenues accounted for 26.5% of total sales in Fiscal 2001 as compared to 24.5% in Fiscal 2000. In absolute terms, the cost of transportation increased in fiscal 2001 by 18.1% to $23,777,000 as a result of increases in freight shipped. Gross margins increased to 42.3% in fiscal 2001 from 39.4% in fiscal 2000. Gross profit increased by 33.5% to $17,462,000 in fiscal 2001 from $13,084,000 in fiscal 2000.

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

     Gross margins were affected to a limited extent during both Fiscal 2000 and 2001 by the increased cost of fuel. Many carriers had added surcharges to their freight bills to cover the higher fuel costs. The Company itself imposed a surcharge on all transportation charges to its customers in an effort to offset these increased fuel costs. As the cost of fuel has dropped in recent months, some airlines have begun lifting their surcharges.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses include all personnel costs, facilities costs, and licensee commissions. In fiscal 2001, operating expenses increased as a percentage of revenues by 2.4% from fiscal 2000, to 40.5%, primarily reflecting the effect of higher commissions paid as a percentage of revenue during the year. In absolute terms, operating expenses increased for the fiscal year ended September 30, 2001 by approximately $4.1 million, or 32.0%, as compared to the previous fiscal year, primarily driven by the growth in revenue and gross profit. The net increase in operating expenses is offset in part by the savings realized from the discontinuation of operations at the Company's UK branch at the end of fiscal 2000. Operating expenses incurred by the Company's UK branch amounted to $397,000 in fiscal 2000. Further offsetting the increase in operating expenses was the effect of certain isolated expenses that were recorded during fiscal 2000 related to the Company's restructuring.

     Licensee commissions and related licensing royalties increased in fiscal 2001 when compared to fiscal 2000 by approximately $2.2 million, primarily driven by higher gross profits at certain existing licensee operations, but also reflecting the effect of two company stations that were converted to licensee operations during the year. Gross profits generated from sales to the significant customer previously mentioned accounted for much of the increase in licensee commissions and royalties. In addition, during fiscal 2001 the Company paid commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates. Allstates paid approximately $1.8 million in commissions to this company during the year.

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

     Operating expenses for fiscal 2000 included approximately $197,000 of costs incurred by the Audiogenesis Systems division as compared to approximately $22,000 incurred in Fiscal 1999 after the date of the reverse merger.


Operating income

Income from operations increased during the fiscal year ended September 30, 2001 by approximately $320,000, to $744,000 as compared to the fiscal year ended September 30, 2000 for the reasons indicated. Operating margins increased by 0.5% during the fiscal year, primarily reflecting the saving realized from the closing of the Company's UK branch in Fiscal 2000.

     Income from operations decreased during the fiscal year ended September 30, 2000 by approximately $682,000, to $424,000 as compared to the fiscal year ended September 30, 1999 for the reasons indicated. The operating margin decreased by (2.2%) during the same fiscal year, primarily due to the higher selling, general and administrative expenses as described above.


Interest income and expense

     Net interest expense increased by approximately $24,000 during the fiscal year ended September 30, 2001 as compared to the prior fiscal year, reflecting the increased level of borrowing on the
Company's line of credit. During the fiscal year ended September 30, 2000, net interest expense increased by approximately $188,000 as compared to the previous fiscal year, primarily due to the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the August 24, 1999 reverse acquisition. Interest expense on the note was approximately $173,000 and $175,000 during Fiscal 2001 and Fiscal 2000, respectively.


Gain/(Loss) on Sale of Assets

     Allstates realized a gain on the sale of property that the Company co-owned with the Chairman, Joseph Guido. The property was sold on January 11, 2001 and the proceeds of the sale were allocated between Mr. Guido and Allstates WorldCargo. The Company's portion of the net proceeds after closing costs was $184,005.98, of which a gain of approximately $153,000 was realized. The total gain on the sale of assets for the year ended September 30, 2001 was approximately $157,000.


Net income/(loss)

      Income before taxes and discontinued operations increased by $467,000, to $696,000 for the fiscal year ended September 30, 2001, in comparison to the prior fiscal year. The provision for income taxes for continuing operations was approximately $288,000 for Fiscal 2001. Income from continuing operations increased by $321,000, to $408,000 in Fiscal 2001 in comparison to the previous fiscal year. Net income totaled $408,000 for the fiscal year ended September 30, 2001 versus a net loss of ($62,000) in the fiscal year ended September 30, 2000.

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


Discontinued operations

     Discontinued operations in fiscal 2000 represents the activity of the Company's UK branch office for the three months ended September
30,  2000.   Freight  operations  at the  UK  branch  were  terminated
effective September 15, 2000 and the business was turned over to a local freight agent with whom the Company has forged a strategic
alliance  agreement.   The Company incurred a loss  from  discontinued
operations of $134,000 during this period, net of an income tax benefit of $69,000, as well as an estimated loss on the disposal of Allstates Allcargo (UK) Ltd. of $16,000, net of a tax benefit of $8,000.

      During the three month period ended September 30, 2000, the UK branch office recognized a gross profit of approximately $73,000 on net revenues of $193,000. Operating expenses totaled approximately $273,000, of which approximately $86,000 related to the closing of the operation.


Liquidity and Capital Resources

      Net cash provided by operations was approximately $591,000 for the fiscal year ended September 30, 2001 compared to cash used for operating activities of approximately $796,000 for the fiscal year ended September 30, 2001. In Fiscal 2001, cash was primarily provided by the net income of the Company and a decrease in accounts receivable, offset by a decrease in accounts payable and a short term loan that was extended to an unrelated freight and warehousing company. For fiscal 2000, net cash was used primarily to satisfy income tax obligations from fiscal 1999, and to finance the net loss of the UK branch, Allstates Allcargo (UK) Ltd. Operating cash flows during the fiscal year ended September 30, 2000 were negatively impacted by losses generated by the Company's UK subsidiary, Allstates Allcargo (UK) Ltd.

     At September 30, 2001, the Company had cash and cash equivalents of $624,000 and net working capital of $1,316,000, compared with cash and cash equivalents of $116,000 and net working capital of $598,000 respectively, at September 30, 2000. The increase in working capital at September 30, 2001 in comparison to September 30, 2000 is primarily attributable to the net income of the Company during the fiscal year, augmented by the discontinuation of freight operations at the Company's UK branch. Additionally, working capital was increased with the sale of company owned property during the second quarter of Fiscal 2001, and with the reclassification of an officer's loan as a current receivable.

     The Company's investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software, as well as company owned automobiles used by its sales representatives. For the fiscal year ended September 30, 2001, capital expenditures amounted to approximately $191,000, of which $40,000 were acquired through notes payable. For the fiscal year ended September 30, 2000, capital expenditures amounted to approximately $468,000, of which $276,000 were acquired through notes payable. In March, 2001, Allstates received proceeds from the sale of real estate that was partially owned by the Company totaling approximately $184,000. Total proceeds from the sale of assets amounted to approximately $224,000 during the year ended September 30, 2001. Prior to the end of fiscal 2000, Allstates extended a $200,000 loan to a shareholder and officer of the Company. The loan is collectible in September 2002, and earns interest at the prevailing rate of the Company's line of credit.

     The Company has a commercial line of credit with  a
bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (5.75% at September 30, 2001). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit at September 30, 2001 and 2000 were $900,000 and $900,000, respectively.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another company, unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. Allstates had outstanding loan advances of approximately $702,000 to QLS prior to the purchase. As a condition of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the loan and as of the date of this filing has not made any payments to Allstates. Allstates has filed suit against the other company for breach of contract, and will continue to pursue the matter. No assurance can be made at this time with respect to the recoverability of any or all of the funds due to Allstates.


Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation; the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
   For the Fiscal Years Ended September 30, 2001 and 2000

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
   For the Fiscal Years Ended September 30, 2001 and 2000


                          CONTENTS
                                                  Page

INDEPENDENT AUDITORS' REPORT                              F1

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                           F2 -F3

 Consolidated Statements of Income                        F4

 Consolidated Statements of Earnings Per Share            F5

 Consolidated Statements of Stockholders' Deficit         F6

 Consolidated Statements of Cash Flows                    F7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS          F8 - F19

                INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (the "Company"), as of September 30, 2001 and 2000, and the related statements of income, earnings per share, stockholders' deficit, and cash flows for the fiscal years then ended. These consolidated financial statements (see
Note 1) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Toms River, New Jersey
November 21, 2001







                              F1

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2001 and 2000

Assets

                                                                2001          2000
                                                                ----          ----
Current Assets
  Cash and cash equivalents                                  $    623,925  $   115,736
  Accounts Receivable, net of allowance for doubtful
    accounts                                                    4,164,432    5,757,204
  Inventories                                                      23,679       30,684
  Prepaid Expenses and Other Assets                               799,427      285,057
  Deferred Income Taxes - Current Portion                         118,038      103,840
  Loans receivable - related parties - short term                 200,000         -
                                                              ------------  -----------
    Total Current Assets                                        5,929,501    6,292,521
                                                              ------------  -----------
PROPERTY, PLANT AND EQUIPMENT,
    net of accumulated depreciation                               595,407      720,996
                                                              ------------  -----------
INTANTIBLE AND OTHER ASSETS
  Deposits                                                         28,832       68,217
  Goodwill, net of accumulated amortization                       504,016      567,681
  Acquisition Costs, net of accumulated amortization               36,921       41,586
  Loans Receivable - Related Parties                                  -        201,199
                                                              ------------  -----------
    Total Other Assets                                            569,769      878,683
                                                              ------------  -----------
Total Assets                                                 $  7,094,677   $7,892,200
                                                              ============ ============

            See accompanying notes and independent auditors' report

                                            F2

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2001 and 2000

Liabilities and Stockholders' Deficit

                                                              2001          2000
Current Liabilities                                           ----          ----
  Accounts Payable                                       $ 2,562,260    $ 3,206,463
  Accrued Expenses                                         1,016,270      1,405,221
  Short-Term Bank Borrowings                                 900,000        900,000
  Taxes Payable                                                 -            20,480
  Current Portion of Notes Payable                           131,325        162,843
  Deferred Tax Liability - Current Portion                     4,038           -
                                                          ----------      ---------
    Total Current Liabilities                              4,613,893      5,695,007
                                                          ----------      ---------
LONG TERM LIABILITIES
Long-Term Portion of Notes Payable                         2,496,904      2,624,530
                                                          ----------      ---------
    Total Liabilities                                      7,110,797      8,319,537
                                                          ----------      ---------
STOCKHOLDERS' DEFICIT
  Common Stock, $.0001 par value, 50,000,000 shares
    authorized,  32,509,872 shares issued
    and outstanding                                            3,251          3,251
  Accumulated Other Comprehensive Income:
    Foreign Currency Translation Adjustments                      -         ( 3,651)
  Retained Earnings (Deficit)                               ( 19,371)      (426,937)
                                                          ----------      ---------
    Total Stockholders' Deficit                             ( 16,120)      (427,337)
                                                          ----------      ---------
Total Liabilities and Stockholders' Equity (Deficit)     $ 7,094,677    $ 7,892,200
                                                          ==========      =========
                                                                             -

            See accompanying notes and independent auditors' report

                                      F3

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Fiscal Years Ended September 30, 2001 and 2000

                                                                 2001           2000
                                                                 ----           ----
NET SALES                                                    $ 41,238,608   $ 33,213,041

Cost of Sales                                                  23,776,817     20,128,628
                                                              ------------   ------------
    Gross Profit                                               17,461,791     13,084,413

OPERATING EXPENSES
  and 1999, respectively)                                      16,717,707     12,660,284
                                                             ------------   ------------
    Income from Operations                                        744,084        424,129
                                                              ------------   ------------
OTHER INCOME (EXPENSE)
  Interest Income                                                  26,753         10,036
  Interest Expense                                               (261,405)      (221,148)
  Gain on Sale of Assets                                          156,626          4,965
  Other Income                                                     29,983         11,159
                                                              ------------   ------------
  Total Other Income (Expense)                                   ( 48,043)      (194,988)
                                                              ------------   ------------
    Income Before Tax Provision                                   696,041        229,141

Provision for Income Taxes                                       (288,476)      (142,348)
                                                              ------------   ------------
    Income from Continuing Operations                             407,565         86,793

Discontinued Operations:
    Loss from operations of Allstates Allcargo (UK) Ltd.
      to be disposed of (net of income tax benefit of
      $68,779)                                                        -         (133,512)

    Estimated loss on disposal of Allstates Allcargo (UK)
      Ltd., including provision for operating losses of
      $23,856 during phase-out period (net of income
      tax benefit of $8,111)                                          -         ( 15,745)
                                                              ------------   ------------
    Net Income (Loss) Applicable to Common Shareholders      $    407,565   $   ( 62,464)
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F4

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings Per Share
For the Fiscal Years Ended September 30, 2001 and 2000


Earnings Per Share - Basic
    Income from Continuing Operations                        $        0.01  $       0.00
    Loss from Discontinued Operations                                 0.00          0.00
    Estimated Loss on Disposal of Allstates Allcargo
     (UK), Ltd.                                                       0.00          0.00
                                                              ------------   ------------
  Per Common Share - Basic                                   $        0.01  $       0.00
                                                              ============   ============
Shares Used in Per Share Calculation - Basic                    32,509,872    32,509,872
                                                              ============   ============

Earnings Per Share - Diluted
    Income from Continuing Operations                        $        0.01  $       0.00
    Loss from Discontinued Operations                                 0.00          0.00
    Estimated Loss on Disposal of Allstates Allcargo
     (UK), Ltd.                                                       0.00          0.00
                                                              ------------   ------------
  Shares used in Per Share Calculation - Diluted             $        0.01  $       0.00
                                                              ============   ============
Shares Used in Per Share Calculation - Diluted                  32,510,349    32,521,201
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F5

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Fiscal Years Ended September 30, 2001 and 2000

                               Common Stock                         -------------
                                                 Deferred   Other          Retained    Total
                            Number of            Financing  Comprehensive  Earnings  Stockholders'
                            Shares     Par Value Costs      Income (Loss) (Deficit)  Equity (Deficit)
                            ---------  --------- ---------- ------------- ---------- ----------------
Balance at September
 30, 1999                   32,509,872  3,251         -       (14,323)      (294,862)    (305,934)

Adjustment to additional
 paid in capital &
 retained earnings
 resulting from the
 elimination of investment
 in subsidiary                  -         -           -           -          (69,611)     (69,611)

Other Comprehensive Income
 (Currency Translation
 Adjustment) for the fiscal
 year ended
 September 30, 2000             -         -           -        10,672                      10,672

Consolidated net (loss)
 for the fiscal year
 ended September 30, 2000                                                    (62,464)     (62,464)
                            ---------- ------- ----------  -------------   ---------- -----------
Balance at
 September 30, 2000         32,509,872 $3,251  $     -       $ (3,651)    $ (426,937)   $(427,337)

Other Comprehensive Income
 (Currency Translation
 Adjustment) for the fiscal
 year ended
 September 30, 2001             -         -          -          3,651                       3,651

Consolidated net (loss)
 for the fiscal year
 ended September 30, 2001                                                    407,566      407,566
                            ---------- ------- ---------   -------------   ---------- -------------
Balance at
 September 30, 2001         32,509,872 $3,251  $     -       $     -      $ ( 19,371)   $( 16,120)
                            ========== ======= =========   =============  =========== =============


            See accompanying notes and independent auditors' report

                                   F6

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2001 and 2000

                                                                        2001          2000
Cash Flows From Operating Activities:                                   ----          -----
 Net Income                                                          $    407,566  $   86,793
 Adjustments to Reconcile Net Income to
  Net Cash Provided from (Used in)
   Operating Activities:
    Depreciation                                                          249,816      240,620
    Amortization                                                           68,330       68,329
    Provision for Uncollectible Accounts Receivable                       145,713      166,204
    Loss from Discontinued Operations                                         -       (133,512)
    Loss on Disposal of Discontinued Operations                               -       ( 15,745)
    (Gain) Loss on Sale of Equipment                                    ( 156,626)    (  4,965)
    Deferred Income Taxes                                                     -         33,618
    (Increase) Decrease in Operating Assets:
      Accounts Receivable                                                1,447,059  (2,002,913)
      Inventories                                                            7,005       8,455
      Prepaid Expenses and Other Assets                                   (465,393)   (185,051)
      Deferred Income Taxes                                               ( 10,159)        -
    Increase (Decrease) in Operating Liabilities:
      Accounts Payable and Accrued Expenses                             (1,033,155)  1,448,266
      Taxes Payable                                                       ( 69,457)   (506,393)
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Operating Activities              590,699    (796,294)
                                                                         ----------   ---------
Cash Flows From Investing Activities:
  Purchase of Equipment                                                   (151,489)   (191,992)
  Proceeds from Sale of Equipment                                          223,588      35,973
  Loans to Shareholders                                                       -       (200,000)
  Release of Customs and Excise Bond                                          -        183,252
  Deposits                                                                  39,385      11,607
  Purchase of Treasury Stock of Subsidiary                                    -       ( 70,810)
                                                                         ----------   ---------
        Net Cash (Used by) Investing Activities                            111,484    (231,970)
                                                                         ----------   ---------
Cash Flows From Financing Activities:
  Repayments Under Notes Payable                                          (198,844)   (168,514)
  Repayments Under Short-Term Bank Borrowings                             (200,000)   (150,000)
  Borrowing Under Short-Term Bank Borrowings                               200,000   1,050,000
  Repayments of Shareholder Loans Payable                                    1,199    (  5,000)
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Financing Activities             (197,645)    726,486
                                                                         ----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents                       504,538    (301,778)
Currency Translation Adjustments                                             3,651      10,672
Cash and Cash Equivalents, Beginning of Year                               115,736     406,842
                                                                         ----------   ---------
Cash and Cash Equivalents, End of Year                                 $   623,925   $ 115,736
                                                                         ==========   =========

            See accompanying notes and independent auditors' report

                                     F7

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000



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

     Allstates Worldcargo, Inc. (formerly Audiogenesis Systems, Inc.) - Worldcargo was incorporated in the state of New Jersey on January 14, 1997, as the result of a reverse acquisition by Genesis Safety Systems, Inc. The Company's operations include sales and distribution of safety equipment, development of audio-visual products, including safety training program and sales and marketing presentations, development of a device to treat tinnitus, and development of an echolocation device to assist sighted persons in conditions of low visibility and the blind. The Company intends to defer any further development of the tinnitus device, but continues to pursue opportunities concerning the device. The Company has ceased all efforts concerning the echolocation device, and has terminated its license for the intellectual property underlying the device.

     Biowaste Technologies Systems, Inc. - Biowaste Technologies Systems, Inc. is a wholly owned subsidiary of Worldcargo. Biowaste was formed on July 1, 1988 for the purpose of engaging in the business of the management of infectious waste. Biowaste is in the developmental stage, and no revenues have been produced to date. Presently, such subsidiary is inactive, and the Company does not anticipate that it will become active in the near future.

     Allstates Air Cargo, Inc. - Allstates Air Cargo, Inc. was incorporated in the state of New Jersey on October 3, 1962. The Company provides domestic and international airfreight forwarding services. Allstates maintains operating facilities throughout the United States and has agents in Europe and South America.

     Allstates  Allcargo  (US), Inc.  -  Allstates  Allcargo
     (US), Inc. is a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Allcargo (US), Inc. owned 100% of Allstates Allcargo (UK), Ltd., a corporation organized under the laws of England prior to the dissolution of Allstates Allcargo (UK), Ltd. during the year ended September 30, 2000. All appropriate foreign currency translation adjustments have been made for purposes of these financial statements.

     Allstates Logistics, Inc. - Allstates Logistics, Inc. is also a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Logistics was incorporated in the state of New Jersey in December 1997, and provides ocean freight services to its customers.

     GTD Logistics, Inc. - GTD Logistics, Inc. was incorporated in the state of New Jersey on October 27, 1998. GTD Logistics is a wholly owned subsidiary of Allstates Air Cargo, Inc. GTD Logistics is also in the business of freight forwarding.

     e-tail  Logistics,  Inc. - e-tail Logistics,  Inc.  was
     incorporated in the state of New Jersey on February 11,
     2000.   e-tail Logistics is a majority owned subsidiary
     of Worldcargo.

                                     F8

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


1.   Organization and Nature of Business (continued)

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

2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     For purposes of the accompanying financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates Worldcargo, Inc. is considered a subsidiary. Therefore, these financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2001 and 2000. The statement of income includes the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the years ended September 30, 2001 and 2000. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes for this consolidation.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At varying times during the fiscal years ended September 30, 2001 and 2000, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC. Management considers the risk of loss to be minimal.

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


                                     F9

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000



2.   Summary of Significant Accounting Policies (continued)

     Inventory

     For  both  financial reporting and income tax purposes,
     inventory  is  stated  on  the  cost  basis.   Cost  is
     determined using the first-in, first-out method.

     Property, Plant and Equipment

     Property, plant and equipment consist principally of building and improvements, vehicles, computers and software, office equipment, and furniture and fixtures which are stated at historical cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to fifteen years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statement of operations.

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

     Earnings per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128") which establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. EPS is calculated by dividing net income by the weighted-average number of outstanding shares of Common Stock for each year.

                                     F10

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


2.   Summary of Significant Accounting Policies (continued)

     Bad Debts

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2001 and 2000 was $145,713 and $166,204, respectively.

3.   Property, Plant and Equipment

     Property, plant and equipment costs consist of the following as of September 30, 2001:


                                   Accumulated    Net Book
                           Cost    Depreciation   Value

Leasehold
Equipment                 $ 36,066  $  4,683      $31,383

Vehicles                   696,272   351,089      345,183

Equipment and
Software                   673,119   455,927      217,192

Furniture and
Fixtures                    47,542    45,893        1,649
                        ----------  ---------   ---------
Totals                  $1,452,999  $857,592     $595,407
                        ==========  =========   =========


Depreciation expense charged to income from operations for the years ended September 30, 2001 and 2000 was $249,816 and $240,620, respectively.

4.   Amortization of Goodwill and Acquisition Costs

     The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a ten-year period. Amortization expense for the years ended September 30, 2001 and 2000 is $63,665 and $63,664, respectively. The costs associated with the acquisition of Audiogenesis by Allstates are being amortized on the straight-line basis over a ten-year period. Amortization expense for the years ended September 30, 2001 and 2000 is $4,665 and $4,665, respectively.

     Effective for years beginning after December 15, 2001, FASB's Statement No. 142, Accounting for Goodwill and Intangible Assets, will no longer allow for the amortization of goodwill. The new statement will require the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Since the Company could not implement the new statement beginning with the first quarterly return for the fiscal year, early implementation was not allowed. Therefore, beginning with the quarter ending December 31, 2001, the Company will no longer amortize goodwill.


                                     F11

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


5.   Notes Payable

     The following is a summary of Long-Term Debt as of September 30, 2001 and 2000:


                                                 2001            2000
Notes payable from Joseph M. Guido to
the Estate of
A.G. Hoffman, Jr., assumed by the
Company, in the
aggregate originally totaled
$2,511,730, with repayment
over 101 years at annual principal
payments of
$25,000 plus interest at 7% per year.
All or any
of the notes may be paid at any time
before maturity
without any prepayment penalty.  In
the event of a
default under the notes by the
Company, Joseph M.
Guido remains personally liable for
the notes, and
the 101 shares of Allstates Air
Cargo, Inc. common
stock held as security under the
notes (representing
48.1% of the issued and outstanding
common stock
of Allstates Air Cargo, Inc.) may be
sold at public or
private sale.                                    $2,461,730    $2,861,730

Notes payable to First Union in the
aggregate originally
totaled $122,683, with repayment over
36 months at
monthly principal payments ranging
from $532.52 to
$744.79 plus interest ranging from
7.50% to 7.70%.
The loans are secured by vehicles to
which they relate.                                    4,085        11,811

Notes Payable to GMAC in the
aggregate originally
totaled $354,985, with repayment
over 36 months
at monthly payments, inclusive of
interest, ranging
from $513.00 to $843.57 with
interest ranging
from 0.90% to 3.90%.  These loans
are secured
by the vehicles to which they
relate.                                             114,059       220,916

Notes Payable to Fleet Bank in
the aggregate
originally totaled $76,903, with
repayment over 36
months with monthly payments
inclusive of interest
ranging from 7.90% to 8.50%.
These loans are
secured by the vehicles which
they relate.                                         48,355        67,916
                                                  ---------     ---------

                                                  2,628,229     2,787,373
Less: Current Portion of Notes
Payable                                             131,325       162,843
                                                -----------    ----------
Long-Term Portion of Notes
Payable                                          $2,496,904    $2,624,530
                                                ===========   ===========


                                     F12

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000



6.   Notes Payable (continued)


     Maturities
     ----------
     For the fiscal years ended September 30,  2002     $131,325
                                               2003       80,720
                                               2004       29,454
                                               2005       25,000
                                               2006       25,000
                                         Thereafter    2,336,730
                                                       _________
                                             Total    $2,628,229
                                                       =========


7.   Short-Term Bank Borrowing

     Allstates Air Cargo, Inc. has a $2,000,000 line of credit agreement with a bank, which expires February 28, 2002. Interest on outstanding borrowings currently accrues at the Wall Street Journal's (WSJ) prime rate of interest per annum (5.75% as of September 30, 2001). The interest rate is predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by 1% over the WSJ's prime rate at the time of failure. The balance outstanding on the line of credit as of September 30, 2001 and 2000 was $900,000 and $900,000, respectively.

     Loan   collateral   includes  the  Company's   accounts
     receivable and the unlimited, unconditional guarantees of Joseph Guido, Teresa Guido and Allstates Allcargo
     (US), Inc.

8.   Income Taxes

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                          2001     2000
                                          ----     ----
Expected Federal
statutory rate                          34.000%   34.000%
Expected State statutory                 8.893%    8.893%
rates (average)                         -------   -------

Total expected                          42.893%   42.893%
statutory rate

Disallowed utilization of net
operating
 loss incurred from
 continuing operations
 of Allstates Allcargo (UK),
 Ltd. for State income tax               0.000%    4.556%
 purposes

Deferred income tax
expense:
 Federal                                -1.130%   11.337%
 State                                  -1.450%    3.334%
                                        -------   -------
Income Tax Expense -                    41.445%   62.120%
Effective Tax Rate                      =======  ========

                                     F13

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


8.   Income Taxes (continued)

     The   Company's  provision  for  income  taxes  as   of
     September 30, 2001 and 2000 consisted of the following:

                                                  2001     2000
                                                  ----     ----
Current Income Tax (Benefit) Expense
          Federal                              170,836    (33,528)
          State                                127,800     65,367
                                               -------    -------
          Total - Current                      298,636     31,839
                                               -------    -------
Deferred Income Tax (Benefit) Expense
          Federal                              ( 7,925)    25,979
          State                                ( 2,235)     7,640
                                                ------     ------
          Total - Deferred                     (10,160)    33,619
                                                ------    -------
          TOTALS                              $288,476     65,458
                                              ========    =======

                                                 2001     2000
                                                 ----     ----
Income Tax Expense on Continuing
 Operations                                   $288,476   $142,348
Income Tax (Benefit) on Discontinued
Operations                                         -      (68,779)
Income Tax (Benefit) on Disposal of
Discontinued Operations                            -      ( 8,111)
                                              ---------  --------
Total Income Tax Expense                      $288,476   $ 65,458
                                              =========  ========


     The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 2001 and 2000 are as follows:


                                   2001           2000
                                   ----           ----
     Deferred Tax Assets
     --------------------
     Accounts Receivable         $108,016        $103,840
     Equipment                     10,022             -
                                 --------        --------
     Totals                      $118,038        $103,840
     ------                      ========        ========

     Deferred Tax Liabilities
     ------------------------
     Equipment                   $  4,038        $   -
                                 ========        ========

                                     F14

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


9.   Net Operating Loss Carryforward

     Allstates WorldCargo, Inc. (formerly known as Audiogenesis System, Inc.) generated net operating losses prior to its acquisition of Allstates Air Cargo, Inc. As a result of the reverse acquisition, the ownership structure of Worldcargo changed as of August 24, 1999; thereby limiting and reducing the future utilization of the Worldcargo net operating loss carryforwards. These pre-reverse acquisition net operating loss carryforwards will be limited and reduced based upon the Federal and New Jersey change in ownership net operating loss carryforward rules. Any net operating loss carryforwards to future tax years after limitation and reduction will generally be available to offset future taxable income of WorldCargo only, and will not be available to offset any future income of Allstates Air Cargo, Inc. or any other affiliated corporation. The income tax provisions do not include any of these pre-reverse acquisition net operating losses.

     Pursuant to a ruling received by the Internal Revenue Service, effective October 1, 1999, the operating losses incurred by Allstates Allcargo (UK), Ltd. may be offset against taxable income of Allstates WorldCargo, Inc. in the consolidated filing of its Federal income tax returns. For tax purposes only, Allstates Allcargo US Inc. will treat the foreign subsidiary Allstates Allcargo (UK), LTD as a disregarded entity and not as a subsidiary. Therefore, the tax provisions included in these financial statements utilize the operating loss for the fiscal years 2001 and 2000 incurred by Allstates Allcargo (UK), Ltd. in calculating the Federal tax liability.

10.  Pension Plan

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 25% of an employees' qualified compensation of which 15% is tax deductible, or $11,000 and $10,500 for the years ended September 30, 2001 and 2000, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. The Company did not make a discretionary contribution to the plan for the years ended September 30, 2001 and 2000. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2001 and 2000.

11.  Related Party Transactions

     Allstates Air Cargo, Inc. leases real estate in two locations from a majority stockholder of the Company. Rent expense under these leases totaled $87,600 and $98,600 for the years ended September 30, 2001 and 2000, respectively.

     The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2001 and 2000 totaled $405,433 and $214,500, respectively.

                                     F15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000




11.  Related Party Transactions (continued)

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

                     Annual                       Stock
    Position         Salary        Bonus         Options
    --------        --------       ------       --------

Chairman of the      $308,000     3% of fiscal       Yes*
Board                            year increase
                                 in net profits

President/Chief      $208,000     3% of fiscal       Yes*
Executive                         year increase
Officer                           in net profits


Executive Vice       $207,922     3% of fiscal       Yes*
President/                        year increase
Chief Operating                   in net profits
Officer


     No options have been granted to date. Options are to be granted when and if the Company adopts a stock option plan.

     The   Company   accrued  bonuses   to   the   Company's
     stockholders shown above for the years ended  September
     30,   2001   and  2000  totaling  $64,500   and   $-0-,
     respectively.

     The Company has an unsecured, non-interest bearing loan from a shareholder. Principal amount outstanding as of September 30, 2001 and 2000 are $200,000 and $200,000,
     respectively. For the loan receivable due at September 30, 2001, the principal balance of the $200,000 is due in  full on September 10, 2002 and interest payments of
     9 1/4%   per  annum  are  due  annually.   For  the   loan
     receivable due at September 30, 2000, the loan was payable and due upon demand.

     The initial stock issuance of e-tail Logistics, Inc. to its' minority investors were issued to related parties and are recorded on the books of Allstates Worldcargo, Inc. and Subsidiaries in loans receivable - related parties for $0 and $1,199 for the fiscal years ended September 30, 2001 and 2000, respectively. The loans were payable and due upon demand.

12.  Stock Option Plan

     The Company adopted a non-qualified stock option plan, which was terminated effective December 31, 1999. The following shares have been reserved to be issued to the holders of certain options, which remained outstanding after a reverse acquisition transaction, by Genesis Safety Systems, Inc. (predecessor of Audiogenesis Systems, Inc.) pursuant to the anti-dilution provisions of such options. Such shares will be issued, at no cost to the option holders, only in the event that such option holders exercise their options in the Company's predecessor. No options were exercised during the fiscal years ended September 30, 2001 and 2000.

     # of Options             Expiration
     ------------             ----------
          3,000                 11/27/00

                                     F16

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


12.  Stock Option Plan (continued)

     On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2001, no stock options have been issued.

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

     Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 2001:

     Fiscal Years Ending
        September 30,
     --------------------
          2002                $  201,217
          2003                   163,317
          2004                   104,995
          2005                    87,900
          2006                    87,900
          Thereafter             196,700
                                --------
          Total               $  842,029
                              ==========


     Rent expense under operating leases for the years ended
     September  30, 2001 and 2000 was $376,208 and  $403,244
     respectively.

     The  Company  sublets  office space  and  has  recorded
     $2,100 and $54,000 of rental income for the years ended
     September 30, 2001 and 2000, respectively.

14.  Supplemental Cash Flow Disclosures

     Cash paid for:                    2001            2000
     --------------                   -----           -----
     Income Taxes                  $357,933        $711,990
                                   ========        ========
     Interest                      $261,405        $151,215
                                   ========        ========


     Noncash Investing and Financing Activities

     (a) Equipment acquired through notes payable for the years ended September 30, 2001 and 2000 totaled $39,700 and
       $275,578, respectively.

     (b) Loans receivable totaling $0 and $1,199 for the years ended September 30, 2001 and 2000, respectively, resulted from issuance of stock to minority shareholders.


                                     F17

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


15.  Discontinued Operations

     In May 2000, the Company adopted an informal plan to sell/dispose of Allstates Allcargo (UK), Ltd. The Company formally discontinued its trading activities on September 15, 2000. As of September 30, 2000, the estimated loss on the disposal of the discontinued operations of $15,745 (net of income tax benefit of $8,111) represented unbilled amounts due to vendors and the estimated remaining occupancy costs of the Company's leased space (net of its current and prospective future subtenant). These estimated costs related to the loss on the disposal of the discontinued operations were paid during the fiscal year ended September 30, 2001.

     Operating results of Allstates Allcargo (UK), Ltd. for the nine months ended June 30, 2000 are included in the income from continuing operations in the accompanying financial statements for the year ended September 30, 2000.

     Net sales of Allstates Allcargo, (UK), Ltd., for the period commencing July 1, 2000 ("the measurement date") through September 30, 2000 were $193,354. This amount was not included in the gross revenues in the accompanying financial statements.

16.  Litigation
      Allstates Air Cargo, Inc. w. Environmental Issues
      Premises:  35 Fenwick Street, Newark, New Jersey

     The Company has been involved in an on-going environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two aboveground storage tanks were removed from a facility in which the Company leased office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environment Associates to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI report and agreed that no further investigation of the site was needed.

     The NJDEP approved a Remedial Investigation Workplan on November 24, 1999. The approved work was performed by Carpenter in December 1999. In its' report dated March 13, 2000, Carpenter indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, which Carpenter also sampled, indicated an increase from the prior sampling event. NJDEP suggested that the increase might have been due to sediments collected with the groundwater sample and recommended that the sampling be repeated. Carpenter has conducted two additional sampling events to confirm groundwater concentrations of benzene in MW-
     3. The sampling results indicated that concentrations of benzene have sufficiently decreased to allow case closure with the institution of a Classification Exception Area ("CEA"). It has been confirmed with the NJDEP that the sampling results satisfactorily demonstrate a decreasing trend in benzene concentrations. At the NJDEP's request, Carpenter prepared a CEA proposal, which was submitted to the NJDEP on October 11, 2001. In the CEA proposal, Carpenter proposed no further action for the groundwater.

                                     F17

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2001 and 2000


16.  Litigation (continued)

     In the opinion of the Allstates' legal counsel, it is likely that the NJDEP will issue a No Further Action ("NFA") letter for the soil and groundwater. NJDEP previously confirmed that NFA as to soils at the site would be granted unless benzene concentrations in groundwater failed to decrease.

     In March 1997, Allstates made claims against liability insurance carriers for coverage. Now that the environmental work is nearly complete, legal counsel anticipates discussing cost-sharing with Allstates' insurance carriers.

     Allstates' legal counsel believes that since it is likely that the NJDEP will issue a NFA letter for the site, the likelihood is low that additional investigatory or remedial work will be required. Therefore, the potential future remedial costs to Allstates is anticipated to be minimal.

     Allstates Worldcargo, Inc. v. Logistics Management
              Resources, Inc. and Daniel Pixler

     Q Logistic Solutions, Inc. (Q Logistics), an unrelated third party, borrowed $702,469 from Worldcargo during the fiscal year ended September 30, 2001 collateralized by Q Logistics accounts receivable to be repaid from the collections of such accounts receivable. Worldcargo filed a Form UCC-1 financing statement protecting its interest in the balance owed from Q Logistics. In February 2001, Q Logisitics filed for Chapter 11 protection under U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another unrelated third party, Logistics Management Resources, Inc. (LMRI) purchased the assets of Q Logistics in May 2001. As a contingency of that purchase, Worldcargo entered in to an agreement with the LMRI whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of LMR, to pay the full loan amount totaling $702,469 plus interest over six months, beginning in April 2001. LMRI has defaulted on the loan and has made no payments to date. Worldcargo has brought action against LMRI asserting breach of contract.

     The action is currently in the pretrial discovery stage. Worldcargo is vigorously pursuing its claim, and the defendant has raised certain defenses. At this time, outside legal counsel is unable to render an opinion as to Worldcargo's ability to collect the $702,469. For the purposes of these financial statements, no allowance for uncollectible accounts has been recorded for this receivable.

17   Major Customers

     The Company has shown diversity in major customers over the past few years. However, the Company does have a strong reliance on one of these customers.

     Sales and accounts receivable balance for the Company's major customer as of September 30, 2001 are as follows:


                                                  Accounts  % of Total
                                                Receivable   Accounts
                                   % of Total     Balance   Receivable
                           Sales     Sales       09/30/01    Balance
                           -----   -----------  ----------  -----------

Customer A              $5,484,735    13.3%     $464,152       10.5%

                                     F19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                     Age            Position
----                     ---            ---------
Joseph M. Guido          67             Chairman of the Board

Sam DiGiralomo           58             President, CEO, Director

Barton C. Theile         55             Executive Vice President, COO,
                                        Director

Craig Stratton           50             CFO,   Secretary,   Treasurer,
                                        Director


None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.


JOSEPH M. GUIDO, Chairman of the Board, is the founder of Allstates Air Cargo, Inc., having served as its President and CEO from 1961 to August 1999. Mr. Guido became Chairman of the Board of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to forming Allstates Air Cargo, Inc., Mr. Guido served as a freight supervisor with American Airlines, and as a sales and station manager for Air Cargo Consolidators.

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


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION


                     Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----   ---------   ---------   ---------   ------   --------
J.           2001  311,818             87,600(2)
Guido,       2000  311,082    27,540  108,600(1)
Chairman     1999  317,821             92,500(2)                                   202,597(3)
of the
Board

Sam          2001  208,000            405,433(4)
DiGiralomo,  2000  208,000    27,540  214,500(4)                                    98,000(6)
President,   1999   80,200(5)         143,253(4)                                   120,000(5)
CEO

B. Theile,   2001  207,922             19,273(7)
COO,         2000  207,922    27,540    9,833(7)                                    16,500(6)
Exec. VP     1999  189,411              4,920(7)                                    20,000(5)

Craig
Stratton,    2001  120,263
CFO,         2000  110,734                                                           6,500(6)
Secretary,   1999  100,826                                                           8,000(5)
Treasurer

____________
(1) Rental income from leasing of Newark branch location and Forked River corporate office ($98,600), and proceeds of sale of personal automobile to the Company ($10,000)
(2) Rental income from leasing of Newark branch location and Forked River corporate office
(3) Proceeds from sale to Audiogenesis Systems, Inc. of one share Allstates Air Cargo, Inc. stock
(4) Commissions paid for consulting services in connection with site licensing agreements
(5)  Excess stock compensation valued at $.04 per share
(6) Reimbursement for income taxes due the IRS in connection with excess stock compensation
(7)  Commission paid for management services to GTD Logistics, Inc.


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

ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 20, 2001 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


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

__________________
(1)    Based  upon 32,509,872 shares outstanding as of   December  20,
2001.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 250,000 shares owned by Teresa Guido, wife of Joseph Guido.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's $2,000,000 line of credit, which expires February 28, 2002, is personally guaranteed by Joseph M. Guido, Chairman of the Board of the Company, and Teresa Guido, his wife.

     The Company leased real estate in two locations from Joseph M. Guido during Fiscal 2001. Rent expense under these leases totaled $87,600 for the year ended September 30, 2001. The Company believes that such leases are commensurate with the terms which could be obtained from an unaffiliated third party.

     Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. During fiscal 2000, similar royalty agreements were made for its Minneapolis, San Francisco and Dallas licensee locations, and in fiscal 2001 such an agreement was made for the Indianapolis licensee location. Royalty payments to Mr. DiGiralomo for the year ended September 30, 2001 totaled $405,400.

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

     In September 2000, the Company extended a personal loan of $200,000 to Sam Di Giralomo. The loan, which was made pursuant to a promissory note, is payable after twenty four months, with quarterly interest payments at the Company's prevailing bank loan rate.

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

3.02* By-laws of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 23, 1998

10.01* Echlocation Technology License Agreements, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 23, 1998

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

10.05* Stock Purchase Agreement and Plan of Reorganization dated June 30, 1999, filed as an exhibit to Registrant's Form 8-K filed July 12, 1999

10.06* Employment Agreement with Joseph M. Guido, , filed as an exhibit to Registrant's Form 8-K filed September
          9, 1999

10.07*    Employment Agreement with Sam DiGiralomo, filed as an
          exhibit to Registrant's Form 8-K filed September 9,
          1999

10.08* Employment Agreement with Barton C. Theile, filed as an exhibit to Registrant's Form 8-K filed September
          9, 1999

10.09* Certificate of Amendment to the Certificate of Incorporation of Registrant changing the name of the corporation from Audiogenesis Systems, Inc. to Allstates WorldCargo, Inc., filed as an exhibit to Registrant's Form 8-K filed December 1, 1999

11.01+    Statement re: Computation of Earnings per Share

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

__________________

* Filed previously, incorporated herein by reference


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.





SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act,
the   registrant caused this report to be signed on its behalf by  the undersigned,  thereunto duly authorized.

ALLSTATES WORLDCARGO, INC.


BY: _____________________________________
     Sam DiGiralomo, President and CEO

DATED:  December 28, 2001



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:  /s/ Joseph M. Guido
        Joseph M. Guido    Chairman of the Board of   December 28,
                           Directors                  2001

By: /s/ Sam DiGiralomo
       Sam DiGiralomo      President, CEO and         December 28,
                           Director                   2001

By: /s/ Barton C. Theile   Executive Vice President,
      Barton C. Theile     COO and Director           December 28,
                                                      2001

                           Secretary, Treasurer, and
                           Chief Financial Officer
By:/s/ Craig D. Stratton   (Principal Financial
       Craig D. Stratton   Officer and Principal      December 28,
                           Accounting Officer)        2001