Form 10-Q
period 2001-12-31
ALLSTATES WORLDCARGO INC
filed 2002-02-13
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of February 12, 2002.

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

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................14

               PART 1 - FINANCIAL INFORMATION

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                              December 31,     September
                                                  30,
                                  2001           2001
                               (Unaudited)         *
  Current Assets
    Cash and cash
    cash equivalents           $471,701      $ 623,925
    Accounts Receivable       3,726,052      4,164,432
    Prepaid taxes               138,377         48,977
    Prepaid expenses and
    other current assets        790,147        774,129
    Deferred income taxes       118,038        118,038
    Loan receivable -
    related party               200,000        200,000
                             ----------      ---------
  Total current assets        5,444,315      5,929,501

  Property, plant and
  equipment                   1,434,482      1,452,999
  Less:  Accumulated
  depreciation                  900,167        857,592
                             ----------      ---------
  Net property, plant and
  equipment                     534,315        595,407

  Goodwill                      504,016        504,016
  Other assets                   61,508         65,753
                             ----------      ---------
  Total assets               $6,544,154     $7,094,677
                             ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $2,260,302     $2,562,260
    Accrued expenses            776,777      1,016,270
    Short-term bank
    borrowings                  900,000        900,000
    Notes payable               125,646        131,325
    Deferred tax liability        4,038          4,038
                             ----------      ---------
  Total current liabilities   4,066,763      4,613,893

  Long term portion of notes
  payable                     2,473,808      2,496,904

    Stockholders' equity
    (deficit)
    Common stock                  3,251          3,251
    Retained earnings
    (deficit)                       332        (19,371)
                             ----------      ---------
  Total stockholders' equity      3,583        (16,120)

  Total liabilities and
  stockholders' equity        $6,544,154     $7,094,677
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                              Three Months Ended December
                                          31,
                                  2001           2000
  Revenues (net of
  discounts)                 $8,351,228      $12,221,031
  Cost of transportation      5,102,242        7,187,933
                             ----------      -----------
  Gross profit                3,248,986        5,033,098

  Selling, general and
  administrative expenses     3,160,149        4,580,654
                             ----------      -----------
  Income from operations         88,837          452,444

  Other income (expense):
     Interest, net              (53,539)         (59,980)
     Other income                (1,095)          13,282
                             ----------      -----------
  Income before income tax
  provision                      34,203          405,746

  Provision for income taxes     14,500          189,382

  Net income                    $19,703         $216,364
                             ==========      ===========

  Weighted average common
  shares - basic              32,509,872     32,509,872
  Net income per common
  share - basic                    $ .00          $ .01

  Weighted average common
  shares - diluted            32,509,872     32,511,731
  Net income per common
  share - diluted                  $ .00          $ .01

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

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (DEFICIT)
                         (Unaudited)


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (DEFICIT)
                         (Unaudited)


                            Common Stock
                                             Other    Retained     Total
                        Number             Comprehen  Earnings  Stockholders'
                          of        Par      sive     (Deficit)    Equity
                        Shares     Value    Income                (Deficit)
                                            (Loss)
                    ___________  ______  _________  _________   _________

Balance at           32,509,872  $ 3,251             $(19,371)   $(16,120)
 September 30, 2001


Consolidated net
 income for the
 three months ended
 December 31, 2001                                     19,703      19,703
                    ___________  ______  _________  _________   _________

Balance at December
 31, 2001            32,509,872   3,251  $      0    $    332   $   3,583
                    ===========  ======  =========  =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                       Three Months Ended
                                          December 31,
                                         2001       2000
  Cash flows from operating
  activities:
  Net income                         $19,703     $216,364
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                    56,134       57,478
      Amortization                     1,166       17,083
      Provision for doubtful
        accounts                      32,620      40,347
      (Gain)/loss on sale of assets    2,511      (2,300)
      (Increase) decrease in assets:
          Accounts receivable        405,760    (112,678)
          Prepaid expenses and other
            assets                  (105,418)   (211,892)
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses         (541,452)     (7,994)
          Income tax payable               0      21,208
                                   ---------   ---------
  Net cash used for/provided by
  operating activities              (128,976)     17,616

  Cash flows from investing
  activities:
     Purchase of equipment              (853)     (9,190)
     Proceeds from sale of property
      and equipment                    3,300       2,300
     Security deposits                 3,080      (4,102)
                                   ---------   ---------
  Net cash provided by/used for
  investing activities                 5,527     (10,992)

  Cash flows from financing
  activities:
     Repayments under notes payable  (28,775)    (37,565)
     Repayments under short-term
      bank borrowings                      0           0
     Borrowing under short-term bank
      borrowings                           0           0
                                   ---------   ---------
  Net cash used for financing
   activities                       (28,775)    (37,565)

  Net (decrease) in cash
  and cash equivalents             (152,224)    (30,941)
  Currency translation adjustments               (6,849)
  Cash and cash equivalents,
  beginning of year                 623,925     115,736
                                   ---------   ---------
  Cash and cash equivalents, end of
    period                          471,701      77,946
                                   =========   =========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2001

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2001 Form 10-K filing dated December 28, 2001 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2001 and September 30, 2001 and the results of operations for the three months ended December 31, 2001 and 2000, respectively.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2001 and 2000, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,500 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 19 offices throughout the United States, and employs 79 people.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                   Three Months Ended December 31,
                                         2001          2000
                                         ----          ----
Revenues                                100.0%        100.0%
Cost  of transportation                  61.1          58.8
                                         ----          ----
Gross profit                             38.9          41.2

Selling, general and
 administrative expenses                 37.8          37.5
                                         ----          ----
Operating income                          1.1           3.7
                                         ====          ====
Net    income                             0.2%          1.8%


Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. For the quarter ended December 31, 2001, revenues decreased by $3,870,000, or 31.7%, to $8,351,000, from the quarter ended December 31, 2000, reflecting a reduced volume of shipments and total weight of cargo shipped.

       Comparative sales from the quarter ended December 31, 2000 included domestic and international revenues that were generated from one customer that accounted for 21.9% of total sales during that period. Effective October 1, 2001, that customer, in an effort to minimize their operating costs, began utilizing a larger alternate freight forwarder to service its international import freight requirements. Import sales to that customer amounted to approximately $1.1 million during the three month period ended December 31, 2000. Allstates continues to provide domestic freight forwarding services to this customer. Notwithstanding the loss of the international business from this customer, the remaining domestic sales that Allstates generates from this customer continues to be significant, accounting for 11.5% of total revenues of the Company during the quarter ended December 31, 2001. Although Allstates is confident in its ability to continue providing freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely.

     Domestic revenues decreased by approximately $2.8 million or 31.3%, to $6,225,000 during the three-month comparative period ended December 31, 2001. Comparative sales for the three month period ended December 31, 2000 included approximately $1.1 million in new business that was derived from the Company's service agreement with an unrelated freight and warehouse services company. That agreement was terminated in May 2001 pursuant to the sale of the assets of that company to another unrelated company. International sales decreased during the three months ended December 31, 2001 by approximately $1.0 million or 32.6%, to $2,127,000, reflecting the loss of import business from the significant customer as previously mentioned. Sales to international customers accounted for 25.5% of total sales during the three months ended December 31, 2001 as compared to 25.8% of total sales during the three months ended December 31, 2001.

	In addition to the specific reasons that have been mentioned for the comparative decrease in revenues between the three months periods ended December 31, 2001 and 2000, respectively, the Company's sales volume during the quarter was adverseley affected by the catastrophic events that took place on September 11, 2001.

Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 2.3% for the three months ended December 31, 2001, in comparison to the same period in the previous year. The comparatively lower percentage cost of sales for the three months ended December 31, 2000 is primarily due to the effect of the business that was derived from the Company's aforementioned service agreement with an unrelated freight and warehouse services company, for which their was no related cost of sales on the warehousing portion of that billing. As previously indicated, that agreement was terminated in May 2001. In absolute terms, the cost of sales decreased by approximately $2.1 million or 29.0%, to $5,102,000 during the three months ended December 31, 2001 versus the comparative period in the prior year, reflecting the reduced sales volume. Gross margins decreased to 38.9% during the quarter ended December 31, 2001 from 41.2% in the same quarter of the previous fiscal year. Gross profit decreased by approximately $1,784,000 to $3,249,000 for the three months ended December 31, 2001 versus the same three months of the prior year.


Selling, General and Administrative Expenses

     SG&A expenses increased as a percentage of sales by 0.3% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000, to 37.8%. This slight increase in the SG&A percentage reflects the combination of lower sales volume in relation to fixed operating costs during the current fiscal quarter as compared to the prior years respective quarter, offset by lower commissions expense as a percent of revenues during the period. In absolute terms, operating expenses decreased by $1,421,000 or 31.0% during the three-month period ended December 31, 2001 as compared to the same period in the prior fiscal year. The decrease in SG&A expenses primarily reflects the lower volume of revenues and gross profit during the quarter, represented by lower commissions expense, as well as the effect of certain cost saving initiatives executed by the Company.

     Commissions paid to licensees decreased by approximately $361,000 for the three-month period ended December 31, 2001 in comparison to the same period in the previous year, reflecting the reduced level of gross profits at certain licensee operations. During the comparative three month period ended December 31, 2000 the Company paid approximately $753,000 in commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates. That agreement was subsequently terminated in May 2001. Further, during the fourth quarter of fiscal 2001, Allstates took steps to lower operating expenses by reducing headcount at two locations and consolidating the operations of one of its offices with another station. The Company realized cost savings of approximately $130,000 during the quarter ended December 31, 2001 as a result of these initiatives.

     SG&A  expenses  presented for the  three  months  ended
December 31, 2001 and 2000 are inclusive of expenditures  to
related    parties   totaling   $113,607    and    $192,646,
respectively.

Income/(Loss) From Operations

     Income from operations decreased during the three months ended December 31, 2001 by approximately $364,000, to $89,000, as compared to the same three month period in the previous year for the reasons indicated above. In comparison to the respective period in fiscal 2001, the operating margin for the three month period ended December 31, 2001 decreased by 2.6%, to 1.1% of sales.

Interest Expense and Income

     Net interest expense decreased for the three months ended December 31, 2001 by approximately $6,000 as compared to the same period in the previous year, reflecting the effect of comparatively lower interest rates on the Company's bank line of credit.

Net Income/(Loss)

     Income before income taxes decreased to $34,000 during the quarter ended December 31, 2001 from $406,000 during the same period in the prior year. The Company recorded a provision for taxes of $14,500 for the quarter ended December 31, 2001 as compared to a tax provision of $189,000 for quarter ended December 31, 2000. The net profit amounted to approximately $20,000 or 0.2% of revenues during the first quarter of Fiscal 2002 versus a net profit of $216,000 or 1.8% of revenues in the first quarter of Fiscal 2001.


Liquidity and Capital Resources

     Net cash used for operating activities was approximately $129,000 for the three months ended December 31, 2001, compared to cash flow provided by operations of approximately $18,000 for the three months ended December 31, 2000. During the three months ended December 31, 2001, cash was primarily used to satisfy trade accounts payable and income tax obligations, offset by a decrease in accounts receivable as well as the net income of the Company. For the three months ended December 31, 2000, cash was primarily provided by the net income of the Company, offset by a short term loan that was extended to an unrelated freight and warehouse services company.

     At December 31, 2001, the Company had cash and cash equivalents of $472,000 and net working capital of $1,378,000, compared with cash and cash equivalents of $78,000 and net working capital of $830,000 respectively, at December 31, 2000. The increase in working capital at
December 31, 2001 over December 31, 2000 is primarily attributable to the net income of the Company during the prior twelve month period. In addition, the sale of company owned property during the second quarter of Fiscal 2001 had a positive effect on working capital.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the three months ended December 31, 2001, capital expenditures amounted to approximately $1,000. For the three months ended December 31, 2000, capital expenditures amounted to approximately $29,000, of which approximately $20,000 was acquired through notes payable.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.75% at December 31, 2001). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. As of December 31, 2001, there was $900,000 of outstanding borrowings on the line of credit.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another company, unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. Allstates had outstanding loan advances of approximately $702,000 to QLS prior to the purchase. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the loan and as of the date of this filing has not made any payments to Allstates. Allstates has filed suit against the other company for breach of contract, and will continue to pursue the matter. No assurance can be made at this time with respect to the recoverability of any or all funds due to Allstates.

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

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

There have been no material developments concerning the Company's involvement in an ongoing environmental proceeding as set forth in the Company's Form 10-K dated September 30, 2001, and such information is incorporated herein by reference.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    February 14, 2002
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    February 14, 2002
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer