Form 10-Q
period 2002-03-31
ALLSTATES WORLDCARGO INC
filed 2002-05-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending March 31, 2002 and 2001

  Financial Statements:

    Condensed Consolidated Balance Sheet.................................3

    Condensed Consolidated Statement of Operations.......................4

    Condensed Consolidated Statements of
        Stockholders' Equity (Deficit)...................................5

    Condensed Consolidated Statement of Cash Flows.......................6

  Notes to the Financial Statements......................................7


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

   ITEM 5    OTHER INFORMATION..........................................13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                 March 31,     September
                                                  30,
                                  2002           2001
                               (Unaudited)         *
  Current Assets
    Cash and cash
      equivalents            $   450,696   $    623,925
    Accounts receivable        4,140,876      4,164,432
    Prepaid taxes                125,844         48,977
    Prepaid expenses and
    other current assets         800,378        774,129
    Deferred income taxes        118,038        118,038
    Loan receivable -
    related party                200,000        200,000
                              ----------     ----------
  Total current assets         5,835,832      5,929,501

  Property, plant and
  equipment                    1,344,159      1,452,999
  Less:  Accumulated
  depreciation                   864,447        857,592
                              ----------     ----------
  Net property, plant and
  equipment                      479,712        595,407

  Goodwill                       504,016        504,016
  Other assets                    60,872         65,753
                              ----------     ----------
  Total assets                $6,880,432     $7,094,677
                              ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable          $2,664,356     $2,562,260
    Accrued expenses             720,106      1,016,270
    Short-term bank
    borrowings                   900,000        900,000
    Notes payable                115,532        131,325
    Deferred tax liability         4,038          4,038
                              ----------     ----------
  Total current liabilities    4,404,032      4,613,893

  Long term portion of notes
  payable                      2,455,951      2,496,904

    Stockholders' equity
    (deficit)
    Common stock                   3,251          3,251
    Retained earnings
    (deficit)                     17,198        (19,371)
                              ----------     ----------
  Total stockholders' equity      20,449        (16,120)

  Total liabilities and
  stockholders' equity        $6,880,432     $7,094,677
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended        Six Months Ended
                               March 31,                 March 31,
                            2002       2001         2002          2001
                         ----------  ----------   -----------  -----------
Revenues (net of
discounts)              $ 7,788,839 $11,560,713   $16,140,067  $23,781,744
Cost of transportation    4,714,649   6,214,643     9,816,891   13,402,576
                         ----------  ----------   -----------  -----------
Gross profit              3,074,190   5,346,070     6,323,176   10,379,168

Selling, general and
administrative expenses   2,987,675   5,085,454     6,147,824    9,666,108
                         ----------  ----------   -----------  -----------
Income from operations       86,515     260,616       175,352      713,060

Other income (expense):
   Interest, net            (52,103)  ( 57,155)      (105,642)    (117,135)
   Gain/(loss) on sale
    of assets                (5,052)   157,711         (7,563)     160,011
   Other income                  39      6,250          1,455       17,232
                         ----------  ----------   -----------  -----------
Income before income tax
provision                    29,399    367,422         63,602      773,168

Provision for income
taxes                        12,533    173,530         27,033      362,912

Net income                 $ 16,866   $193,892       $ 36,569    $ 410,256
                         ==========  ==========   ===========  ===========
Weighted average common
shares - basic           32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
 share - basic             $    .00 $      .00     $      .00   $      .01

Weighted average common
shares - diluted         32,509,872 32,509,872     32,509,872   32,510,812

Net income per common
share - diluted            $    .00 $      .00     $      .00   $      .01


The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (DEFICIT)
                         (Unaudited)

                            Common Stock
                                             Other    Retained     Total
                        Number             Comprehen  Earnings  Stockholders'
                          of        Par      sive     (Deficit)    Equity
                        Shares     Value    Income                (Deficit)
                                            (Loss)
                    ___________   ______   _________  _________   _________

Balance at           32,509,872    3,251  $     0    $( 19,371)   $(16,120)
 September 30, 2001


Consolidated net
 income for the
 six months ended
 March 31, 2002                                         36,569      36,569
                    ___________   ______   _________  _________   _________

Balance at March
 31, 2002            32,509,872  $3,251   $     0    $ 17,198    $  20,449
                    ===========  ======  =========  =========    =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Six Months Ended
                                            March 31,
                                         2002       2001
  Cash flows from operating
  activities:
  Net income                            36,569      410,256
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                     110,625      119,729
      Amortization                       2,332       34,165
      Provision for doubtful
       accounts                         55,853       76,223
      (Gain)/loss on sale of assets      7,563     (160,011)
      Deferred income taxes
      (Increase) decrease in assets:
          Accounts receivable          (32,297)    (167,772)
          Prepaid expenses and other
           assets                     (103,116)    (455,935)
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses           (194,069)      14,965
          Income tax payable                         76,837
                                      ---------    --------
  Net cash used for by operating
  activities                          (116,540)     (51,543)

  Cash flows from investing
  activities:
     Purchase of equipment             (33,596)    (123,983)
     Proceeds from sale of property
     and equipment                      31,103      195,513
    Cash received from e-tail
    Logistics stock subscriptions                     1,199
     Security deposits                   2,550       37,034
                                      ---------    --------
  Net cash provided by investing
  activities                                57      109,763

  Cash flows from financing
  activities:
     Repayments under notes payable    (56,746)     (74,771)
     Repayments under short-term
     bank borrowings
     Borrowing under short-term bank
     borrowings                                     200,000
  Net cash (used for)/provided by
  financing activities                 (56,746)     125,229

  Net (decrease)/increase in cash
  and cash equivalents                (173,229)     183,449
  Currency translation adjustments                    5,638
  Cash and cash equivalents,
  beginning of year                    623,925      115,736
                                      ---------    --------
  Cash and cash equivalents, end of
  period                             $ 450,696    $ 304,823
                                     =========    =========





         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2002

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2001 Form 10-K filing dated December 28, 2001 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2002 and 2001, and the results of operations for the three and six months ended March 31, 2002 and 2001, respectively.

2. Net income per common share appearing in the statements of operations for the three and six months ended March 31, 2002 and 2001, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3. Beginning with the quarter ended December 31, 2001, the financial statements of the Company have been prepared in accordance with FASB Statement No. 142, Accounting for Goodwill and Intangible Assets, which no longer allows for the amortization of goodwill. The new statement will require the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,500 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 20 offices throughout the United States, and employs 87 people.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:


                          Three Months Ended       Six Months Ended
                             March 31,                  March 31,
                          2002        2001         2002      2001
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    60.5        53.8         60.8      56.4
                          ----        ----         ----      ----
Gross profit              39.5        46.2         39.2      43.6

Selling, general and
 administrative expenses  38.4        44.0         38.1      40.6
                          ----        ----         ----      ----
Operating income           1.1         2.2          1.1       3.0
                          ====        ====         ====      ====

Net income                 0.2%        1.7%        0.2%       1.7%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. For the three months ended March 31, 2002, total revenues decreased by $3,772,000, or 32.6%, to $7,789,000, from the three month period ended March 31, 2001, reflecting a reduced volume of shipments and total weight of cargo shipped. Revenues decreased by $7,642,000, or 32.1%, to $16,140,0000 during the six month period ended March 31, 2002 as compared to the six months ended March 31, 2001.

       Comparative sales from the three month and six month periods ended March 31, 2001 included domestic and international revenues that were generated from one customer that accounted for 10.8% and 16.5% of total sales during those respective periods. Effective October 1, 2001, that customer, in an effort to minimize their operating costs, began utilizing a larger alternate freight forwarder to service their international import freight requirements. Import sales to that customer amounted to approximately $642,000 and $1,834,000 during the three and six month periods ended March 31, 2001. Allstates continues to provide domestic freight forwarding services to this customer. In addition, comparative revenue for the three month period ended March 31, 2001 included sales generated from one other customer, which Allstates no longer services, that accounted for 9.1% of total revenue for that period.

     Domestic revenues decreased by approximately $2.2 million or 27.1%, to $6,010,000 during the three-month period ended March 31, 2002 in comparison to the same period in the prior year. For the six month period ended March 31, 2002, domestic revenues decreased by approximately $5.1 million or 29.3%, to $12,235,000 from the same period in the previous year. Comparative sales for the three and six month periods ended March 31, 2001 included approximately $1.1 million and $2.2 million respectively, in new business that was derived from the Company's service agreement with an unrelated freight and warehouse services company. That agreement was terminated in May 2001 pursuant to the sale of the assets of that company to another unrelated company. International sales decreased during the three months ended March 31, 2002 by approximately $1.5 million or 46.4%, to $1,778,000, and during the six month period then ended decreased by approximately $2.6 million or 39.7%, to $3,905,000, reflecting the loss of import business from the significant customer as previously mentioned. Sales to international customers accounted for 24.2% of total sales during the six months ended March 31, 2002 as compared to 27.2% of total sales during the six months ended March 31, 2001.

     In addition to the specific reasons that have been mentioned for the comparative decrease in revenues between the three and six month periods ended March 31, 2002 and 2001, respectively, the Company's sales volume during those periods was adversely effected by the catastrophic events that took place on September 11, 2001.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 6.7% for the three months ended March 31, 2002, and increased by 4.4% for the six month period then ended, in comparison to the same periods in the previous year. The comparative three and six month periods of the previous fiscal year yielded a lower percentage cost of sales primarily due to the effect of the business that was derived from the Company's aforementioned service agreement with an unrelated freight and warehouse services company, for which their was no related cost of sales on the warehousing portion of that billing. As previously indicated, that agreement was terminated in May 2001. In absolute terms, the cost of sales decreased by approximately $1.5 million or 24.1%, to $4,715,000 during the three months ended March 31, 2002, and by approximately $3.6 million or 26.8%, to $9,817,000 versus the comparative periods in the prior year, reflecting the reduced sales volume. Gross margins decreased to 39.5% during the quarter ended March 31, 2002 from 46.2% in the same quarter of the previous fiscal year, and decreased to 39.2% during the six months then ended from 43.6% during the comparative period of the prior year. Gross profit decreased by approximately $2.3 million, to $3,074,000 for the three months ended March 31, 2002 versus the same three months of the prior year, and decreased by approximately $4.1 million, to $6,323,000 during the six month comparative periods then ended.

Selling, General and Administrative Expenses

     SG&A expenses decreased as a percentage of sales by 5.6% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, to 38.4%, primarily reflecting the combination of lower commissions expense as a percent of revenues during the period, offset by the effect of lower sales volume in relation to fixed operating costs. In absolute terms, operating expenses decreased by approximately $2,098,000 or 41.3% during the three-month period ended March 31, 2002 as compared to the same period in the prior fiscal year. The decrease in SG&A expenses reflects the lower volume of revenues and gross profit during the quarter, primarily represented by lower commissions expense, as well as the effect of certain cost saving initiatives executed by the Company.

     During the six months ended March 31, 2002, operating expenses decreased by 2.5% as compared to the six months ended March 31, 2001, to 38.1%, again reflecting lower commissions expense in relation to revenues for the period, offset by lower sales in relation to fixed operating expenses. Actual operating expenses decreased by approximately $3,518,000 or 36.4% during the six months ended March 31, 2002 in comparison to the same period of the previous year, for the same reasons indicated in the three month comparison.

     Commissions paid to licensees decreased by approximately $686,000 and $1,046,000 respectively for the three and six month periods ended March 31, 2002 in comparison to the same periods in the previous year, reflecting the reduced level of gross profits at certain licensee operations. Additionally, during the comparative three and six month periods ended March 31, 2001 the Company paid approximately $870,000 and $1,623,000 respectively in commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates. That agreement was subsequently terminated in May 2001.

     Since the fourth quarter of fiscal 2001, Allstates has taken steps to reduce operating expenses in response to the lower volume of sales. The Company reduced headcount at two locations, consolidated the operations of one of its offices with another station, and eliminated three positions within the corporate staff. The Company realized cost savings of approximately $150,000 during the three months ended March 31, 2002 and approximately $280,000 for the six months then ended as a result of these initiatives.

     SG&A expenses presented for the three months ended March 31, 2002 and 2001 are inclusive of expenditures to related parties totaling $113,607 and $192,646, respectively. For the six months ended March 31, 2002 and 2001, expenditures to related parties totaled $113,607 and $192,646, respectively.

Income/(Loss) From Operations

     Income from operations decreased during the three months ended March 31, 2002 by approximately $174,000, to $87,000, and decreased by approximately $538,000, to $175,000, as compared to the same three and six month periods in the previous year for the reasons indicated above. Operating margins for both the three and six month periods ended March 31, 2002 decreased by 1.1% and 1.9% respectively in comparison to the respective periods in fiscal 2001, to 1.1% of sales.

Net Interest Expense

     Net interest expense decreased for the three and six month periods ended March 31, 2002 by approximately $5,000 and $11,000 respectively, as compared to the same periods in the previous year, reflecting the effect of lower interest rates on the Company's bank line of credit.

Gain/(Loss) on Sale of Assets

      During the prior fiscal year's quarter ended March 31, 2001, Allstates realized a gain on the sale of property that the Company co-owned with the Chairman, Joseph Guido. The property was sold on January 11, 2001 and the proceeds of the sale were allocated between Mr. Guido and Allstates WorldCargo. The Company's portion of the net proceeds after closing costs was $184,005.98, of which a gain of approximately $153,000 was realized. The total gain on the sale of assets for the three and six months ended March 31, 2001 was approximately $158,000 and $160,000, respectively.

Net Income/(Loss)

     Income before income taxes decreased to $29,000 during the quarter ended March 31, 2002 from $367,000 during the same period in the prior year. The Company recorded a provision for taxes of approximately $13,000 for the quarter ended March 31, 2002 as compared to a tax provision of $174,000 for quarter ended March 31, 2001. The net profit amounted to approximately $17,000 or 0.2% of revenues during the second quarter of Fiscal 2002 versus a net profit of $194,000 or 1.7% of revenues in the second quarter of Fiscal 2001.

     For the six months ended March 31, 2001, income before income taxes decreased to $64,000 from $773,000 during the same period in the prior year. The Company recorded a provision for taxes of approximately $27,000 for the six months ended March 31, 2002 as compared to a tax provision of $363,000 for six months ended March 31, 2001. The net profit amounted to approximately $37,000 or 0.2% of revenues during the first six months of Fiscal 2002 versus a net profit of $410,000 or 1.7% of revenues for the same period in Fiscal 2001.



Liquidity and Capital Resources

     Net cash used for operating activities was approximately $117,000 for the six months ended March 31, 2002, while cash used for operations was approximately $52,000 for the six months ended March 31, 2001. During the six months ended March 31, 2002, cash was primarily used to satisfy trade accounts payable and income tax obligations, offset by the net income of the Company. For the six months ended March 31, 2001, cash was used primarily to finance an increase in accounts receivable and to extend a short term loan to an unrelated freight and warehouse services company, offset by the net income of the Company.

     At March 31, 2002, the Company had cash and cash equivalents of $451,000 and net working capital of $1,432,000, compared with cash and cash equivalents of $305,000 and net working capital of $1,050,000 respectively, at March 31, 2001. The increase in working capital at March 31, 2002 over March 31, 2001 is attributable to the net income of the Company during the prior twelve month period in addition to the reclassification of an officer's loan as a current receivable.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the six months ended March 31, 2002, capital expenditures amounted to approximately $34,000. For the six months ended March 31, 2001, capital expenditures amounted to approximately $140,000, of which approximately $20,000 was acquired through notes payable. In March 2001, Allstates received proceeds from the sale of real estate that was partially owned by the Company totaling approximately $184,000.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.75% at March 31, 2002). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. As of March 31, 2002, there was $900,000 of outstanding borrowings on the line of credit.

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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    May 14, 2002
        ---------------------------------               ------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    May 14, 2002
        ---------------------------------               ------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer