Form 10-Q
period 2002-06-30
ALLSTATES WORLDCARGO INC
filed 2002-08-13
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2002.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending June 30, 2002 and 2001

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

   ITEM 5    OTHER INFORMATION..........................................13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                June 30,       September
                                                  30,
                                  2002           2001
                               (Unaudited)         *
  Current Assets
    Cash and cash
    equivalents              $  420,699     $  623,925
    Accounts receivable
                              4,818,347      4,164,432
    Prepaid taxes               118,172         48,977
    Prepaid expenses and
    other current assets        808,062        774,129
    Deferred income taxes       118,038        118,038
    Loan receivable -
    related party               200,000        200,000
  					---------      ---------
  Total current assets        6,483,318      5,929,501

  Property, plant and
  equipment                   1,387,965      1,452,999
  Less:  Accumulated
  depreciation                  914,084        857,592
  					---------      ---------
  Net property, plant and
  equipment                     473,881        595,407

  Goodwill                      504,016        504,016
  Other assets                   67,502         65,753
  					---------      ---------
  Total assets               $7,528,717     $7,094,677
    				     ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $3,207,177     $2,562,260
    Accrued expenses            567,357      1,016,270
    Short-term bank
    borrowings                1,100,000        900,000
    Notes payable                97,933        131,325
    Deferred tax liability        4,038          4,038
  					---------      ---------
  Total current liabilities   4,976,505      4,613,893

  Long term portion of notes
  payable                     2,422,371      2,496,904

    Stockholders' equity
    (deficit)
    Common stock                  3,251          3,251
    Retained earnings
    (deficit)                   126,590        (19,371)
  					---------      ---------
  Total stockholders' equity
    (deficit)                   129,841        (16,120)

  Total liabilities and
  stockholders' equity
   (deficit)                 $7,528,717     $7,094,677
    			           ==========     ==========


 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended    Nine Months Ended
                                June 30,              June 30,
                            2002       2001       2002       2001
Revenues (net of
discounts)               $9,478,739 9,187,421  $25,618,806 $32,969,165
Cost of transportation    5,757,277 5,359,051   15,574,168  18,761,627
				  --------- ---------   ----------  ----------
Gross profit              3,721,462 3,828,370   10,044,638  14,207,538

Selling, general and
administrative expenses   3,477,435 3,795,568   9,625,259   13,461,676
				  --------- ---------   ----------  ----------
Income from operations      244,027    32,802     419,379      745,862

Other income (expense):
   Interest, net            (54,228)  (66,254)   (159,870)    (183,389)
   Gain/(loss) on sale of
	assets                 (3,629)   (5,017)    (11,192)     154,994
   Other income/(expense)        51     7,666       1,506       24,898
				  --------- ---------   ----------  ----------
Income before income tax
provision                   186,221   (30,803)    249,823      742,365

Provision for income
taxes                        76,829   (41,218)    103,862      321,694

Net income                $ 109,392  $ 10,415    $145,961     $420,671
				  ========= =========   ==========  ==========

Weighted average common
shares - basic           32,509,872 32,509,872  32,509,872  32,509,872

Net income per common
share - basic            $      .00  $     .00  $      .00  $      .01

Weighted average common
shares - diluted          32,509,872 32,509,872  32,509,872  32,510,509

Net income per common
share - diluted          $      .00  $     .00  $      .00  $      .01


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
 September 30, 2001


Consolidated net
 income for the
 nine months ended
 June 30, 2002                                         145,961     145,961
                    ___________   ______   _________  _________   _________

Balance at June
 30, 2002            32,509,872  $3,251   $     0    $126,590    $ 129,841
                    ===========  ======  =========  =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Nine Months Ended
                                            June 30,
                                         2002       2001
  Cash flows from operating
  activities:
  Net income                          $145,961   $  420,671
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                     163,418      185,542
      Amortization                       3,498       51,247
      Provision for doubtful
       accounts                         83,980      112,600
      (Gain)/loss on sale of assets     11,192     (154,994)
      Deferred income taxes
      (Increase) decrease in assets:
          Accounts receivable
                                      (737,895)   1,243,771
          Prepaid expenses and other
           assets                     (103,127)    (562,315)
       Increase (decrease) in
	  liabilities:
          Accounts payable and
	     accrued expenses             196,002  (1,099,720)
          Income tax payable                        (20,480)
						  ---------  ----------
  Net cash (used for)/provided by
   operating activities                (236,971)    176,322

  Cash flows from investing
  activities:
     Purchase of equipment              (84,188)   (144,495)
     Proceeds from sale of property
      and equipment                      31,103     207,589
    Cash received from e-tail
     Logistics stock subscriptions                    1,199
     Security deposits                   (5,245)     38,434
						  ---------  ----------
  Net cash (used for)/provided by
   investing activities                 (58,330)    102,727

  Cash flows from financing
  activities:
     Repayments under notes payable    (107,925)   (137,861)
     Borrowing under short-term bank
      borrowings                        200,000     200,000
						  ---------  ----------
  Net cash provided by financing
  activities                             92,075      62,139

  Net (decrease)/increase in cash
  and cash equivalents                 (203,226)    341,188
  Currency translation adjustments                    1,067
  Cash and cash equivalents,
   beginning of year                    623,925     115,736
						  ---------  ----------
  Cash and cash equivalents, end of
   period                               420,699     457,991
						  =========  ==========

         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2002

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2001 Form 10-K filing dated December 28, 2001 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2002 and 2001, and the results of operations for the three and nine months ended June 30, 2002 and 2001, respectively.

2. Net income per common share appearing in the statements of operations for the three and nine months ended June 30, 2002 and 2001, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,500 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates conducts operations through a combination of 11 company-owned offices and 10 licensee offices throughout the United States, and employs 97 people.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:


                          Three Months Ended       Nine Months Ended
                             June 30,                    June 30,
                          2002        2001         2002      2001
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    60.7        58.3         60.8      56.9
                          ----        ----         ----      ----
Gross profit              39.3        41.7         39.2      43.1

Selling, general and
 administrative expenses  36.7        41.3         37.6      40.8
                          ----        ----         ----      ----
Operating income           2.6         0.4          1.6       2.3
                          ====        ====         ====      ====

Net income                 1.2%        0.1%        0.6%       1.3%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues increased during the three months ended June 30, 2002 by $291,000, or 3.2%, to $9,479,000, over the three month period ended June 30, 2001, reflecting a greater volume of shipments and total weight of cargo shipped. Revenues for the nine month period ended June 30, 2002 decreased by $7,350,000, or 22.3%, to $25,619,000 as compared to the nine months ended June 30, 2001, due to a lower volume and weight of cargo shipments.

       Comparative sales from the nine month period ended June 30, 2001 included domestic and international revenues that were generated from one customer that accounted for 13.8% of total sales during that period. Effective October 1, 2001, that customer, in an effort to minimize their operating costs, began utilizing a larger alternate freight forwarder to service their international import freight requirements. Import sales to that customer amounted to approximately $2,050,000 during the nine month period ended June 30, 2001. Allstates continues to provide domestic freight forwarding services to this customer.

     Domestic revenues increased by approximately $585,000 or 8.7%, to $7,296,000 during the three-month period ended June 30, 2002 in comparison to the same period in the prior year, reflecting the net growth in shipping volume, led by the addition of two new company stations. For the nine month period ended June 30, 2002, domestic revenues decreased by approximately $4.5 million or 18.7%, to $19,531,000 in comparison to the same period in the previous year. Comparative sales for the three and nine month periods ended June 30, 2001 included approximately $0.3 million and $2.6 million respectively, in new business that was derived from the Company's service agreement with an unrelated freight and warehouse services company. That agreement was terminated in May 2001 pursuant to the sale of the assets of that company to another unrelated company. International sales decreased during the three months ended June 30, 2002 by approximately $294,000 or 11.9%, to $2,183,000, and during the nine month period then ended decreased by approximately $2.9 million or 32.0%, to $6,088,000, reflecting the loss of import business from the significant customer as previously mentioned. Sales to international customers accounted for 23.7% of total sales during the nine months ended June 30, 2002 as compared to 27.2% of total sales during the nine months ended June 30, 2001.

     In addition to the specific reasons that have been mentioned for the comparative decrease in revenue between the nine month period ended June 30, 2002 and 2001, respectively, the Company's sales volume during that period was adversely effected by the catastrophic events that took place on September 11, 2001.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 2.4% for the three months ended June 30, 2002, and increased by 3.9% for the nine month period then ended, in comparison to the same periods in the previous year. The comparative three and nine month periods of the previous fiscal year yielded a lower percentage cost of sales primarily due to the effect of the business that was derived from the Company's aforementioned service agreement with an unrelated freight and warehouse services company, for which their was no related cost of sales on the warehousing portion of that billing. As previously indicated, that agreement was terminated in May 2001. In absolute terms when compared the same periods in the prior year, the cost of sales increased by approximately $400,000 or 7.4%, to $5,757,000 during the three months ended June 30, 2002, and decreased by approximately $3.2 million or 17.0%, to $15,574,000 during the nine month period then ended, reflecting the comparative changes in sales volume during those periods. Gross margins decreased to 39.3% during the quarter ended June 30, 2002 from 41.7% in the same quarter of the previous fiscal year, and decreased to 39.2% during the nine months then ended from 43.1% during the comparative period of the prior year. Gross profit decreased by approximately $107,000, to $3,721,000 for the three months ended June 30, 2002 versus the same three months of the prior year, and decreased by approximately $4.2 million, to $10,045,000 during the nine month comparative periods then ended.

Selling, General and Administrative Expenses

     SG&A  expenses decreased as a percentage  of  sales  by
4.6% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, to 36.7%, primarily reflecting lower commissions expense as a percent of revenues during the period. In absolute terms, operating expenses decreased by approximately $318,000 or 8.4% during the three-month period ended June 30, 2002 as compared to the same period in the prior fiscal year, primarily reflecting lower commissions expenses, offset by an increase in personnel expenses.

     During the nine months ended June 30, 2002, operating expenses decreased by 3.2% as compared to the nine months ended June 30, 2001, to 37.6%, reflecting lower commissions expense in relation to revenues for the period, offset by lower sales in relation to fixed operating expenses. Actual operating expenses decreased by approximately $3,836,000 or 28.5% during the nine months ended June 30, 2002 in comparison to the same period of the previous year, reflecting lower commissions expense as well as the effect of certain cost saving initiatives executed by the Company.

     Commissions and royalties paid pursuant to licensee agreements decreased by approximately $151,000 and $1,300,000 respectively for the three and nine month periods ended June 30, 2002 in comparison to the same periods in the previous year, reflecting the reduced level of gross profits at certain licensee operations. Additionally, during the comparative nine month period ended June 30, 2001 the Company paid approximately $1,851,000 in commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates. That agreement was subsequently terminated in May 2001.

     Beginning in the fourth quarter of fiscal 2001, and continuing into the first and second quarters of fiscal 2002, Allstates took steps to reduce operating expenses in response to the lower volume of sales. The Company reduced headcount at two locations, consolidated the operations of one of its offices with another station, and eliminated three positions within the corporate staff. As a result of these initiatives, the Company realized cost savings of approximately $180,000 during the three months ended June 30, 2002 and approximately $460,000 for the nine months then ended. During the quarter ended June 30, 2002, personnel expenses increased by approximately $88,000 over the quarter ended June 30, 2001. Allstates opened two company-owned stations in Florida where there had been no presence in recent years, and also increased sales staff in existing locations.

     SG&A expenses presented for the three months ended June 30, 2002 and 2001 are inclusive of expenditures to related parties totaling $96,646 and $119,990, respectively. For the nine months ended June 30, 2002 and 2001, expenditures to related parties totaled $289,122 and $487,688, respectively.

Income From Operations

     Income from operations increased during the three months ended June 30, 2002 by approximately $211,000, to $244,000, and during the nine months then ended decreased by approximately $326,000, to $419,000, as compared to the same three and nine month periods in the previous year for the reasons indicated above. Operating margins for the three months ended June 30, 2002 increased by 2.2%, to 2.6% of sales, and decreased by 0.7%, to 1.6% of sales for the nine months then ended in comparison to the respective periods in fiscal 2001.

Net Interest Expense

     Net interest expense decreased for the three and nine month periods ended June 30, 2002 by approximately $12,000 and $24,000 respectively, as compared to the same periods in the previous year, reflecting the effect of lower interest rates on the Company's bank line of credit.

Gain/(Loss) on Sale of Assets

      During the prior fiscal year's nine month period ended June 30, 2001, Allstates realized a gain on the sale of property that the Company co-owned with the Chairman, Joseph Guido. The property was sold on January 11, 2001 and the proceeds of the sale were allocated between Mr. Guido and Allstates WorldCargo. The Company's portion of the net proceeds after closing costs was $184,005.98, of which a gain of approximately $153,000 was realized. The total gain on the sale of assets for the nine months ended June 30, 2001 was approximately $155,000.

Net Income

     Income before income taxes increased to $186,000 during the quarter ended June 30, 2002 from a loss of ($31,000) during the same period in the prior year. The Company recorded a provision for taxes of approximately $77,000 for the quarter ended June 30, 2002 as compared to a tax benefit of $41,000 for quarter ended June 30, 2001. The net profit amounted to approximately $109,000 or 1.2% of revenues during the third quarter of Fiscal 2002 versus $10,000 or 0.1% of revenues in the third quarter of Fiscal 2001.

     For the nine months ended June 30, 2002, income before income taxes decreased to $250,000 from $742,000 during the same period in the prior year. The Company recorded a provision for taxes of approximately $104,000 for the nine months ended June 30, 2002 as compared to a tax provision of $322,000 for nine months ended June 30, 2001. The net profit amounted to approximately $146,000 or 0.6% of revenues during the first nine months of Fiscal 2002 versus a net profit of $421,000 or 1.3% of revenues for the same period in Fiscal 2001.



Liquidity and Capital Resources

     Net cash used for operating activities was approximately $237,000 for the nine months ended June 30, 2002, while cash provided by operations was approximately $176,000 for the nine months ended June 30, 2001. During the nine months ended June 30, 2002, cash was primarily used to finance the increase in accounts receivable, offset by the net income of the Company. For the nine months ended June 30, 2001, cash was primarily provided by the net income of the Company and a decrease in accounts receivable, offset by a decrease in accounts payable and a short term loan that was extended to an unrelated freight and warehouse services company.

     At June 30, 2002, the Company had cash and cash equivalents of $421,000 and net working capital of $1,507,000, compared with cash and cash equivalents of $458,000 and net working capital of $1,023,000 respectively, at June 30, 2001. The increase in working capital at June 30, 2002 over June 30, 2001 is primarily attributable to the net income of the Company during the prior twelve month period in addition to the reclassification of an officer's loan as a current receivable.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the nine months ended June 30, 2002, capital expenditures amounted to approximately $84,000. For the nine months ended June 30, 2001, capital expenditures amounted to approximately $185,000, of which approximately $41,000 was acquired through notes payable. In March 2001, Allstates received proceeds from the sale of real estate that was partially owned by the Company totaling approximately $184,000.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.75% at June 30, 2002). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. As of June 30, 2002, there was $1,100,000 of outstanding borrowings on the line of credit.

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

Forward Looking Statements

The statements contained in all parts of this document including, but not limited to, those relating to the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation; the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of acts of terrorism; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    August 14, 2002
        ---------------------------------               ---------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    August 14, 2002
        ---------------------------------               ---------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Allstates WorldCargo, Inc. (the "Company") on Form 10-Q for the period ending
June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sam DiGiralomo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Sam DiGiralomo

Sam DiGiralomo
Chief Executive Officer
August 14, 2002


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Allstates WorldCargo,
Inc. (the "Company") on Form 10-Q for the period ending
June 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Craig D. Stratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Craig D. Stratton

Craig D. Stratton
Chief Financial Officer
August 14, 2002