Form 10-K
period 2002-09-30
ALLSTATES WORLDCARGO INC
filed 2002-12-27
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                              Form 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ]

The number of shares of Common Stock outstanding as of December 14, 2002 was 32,509,872 shares.

At December 14, 2002, the voting stock of the registrant had not been publicly quoted.

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

     The freight forwarding business of Allstates was founded by Joseph M. Guido, the Company's Chairman of the Board, with its first terminal opening in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 20 offices throughout the United States, and employs 108 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world. Prior to the end of its September 30, 2000 fiscal year end, pursuant to the Company's decision to discontinue freight operations at their United Kingdom branch, Allstates formed a strategic alliance with an established UK freight forwarding company to handle its freight requirements in that area. The Company's UK branch office had done business as Allstates Allcargo (UK) Ltd. since January 1997. Allstates has similar alliance agreements with agents in the European, South American and Far East markets.

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

Marketing and Licensing

     Allstates markets its services through a network of 20 domestic offices, its strategic alliances, and selected agents throughout the world. Allstates is a party to several site licensing agreements in which those licensees have contracted with the Company to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 20 domestic locations, 9 are licensees operations, while 11 are company owned and staffed operations.

     Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations. Allstates employs 28 full time sales personnel operating from the 11 company-owned offices.
     Two separate divisions of Allstates are responsible for certain specialized functions of the Company. GTD Logistics, through its capacity as a licensed truck broker, arranges for the procurement of exclusive truckloads. The other division, Allstates Logistics, holds Ocean Transportation Intermediary License No. 15364NF, and is responsible for the ocean freight segment of Allstates.

Information Systems

     A primary component of Allstates's business strategy is the continued development of its advanced information systems. Allstates has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to its management and customers. Allstates continues to upgrade its information systems. Highlights of the information system are:

     * Real-time information which is available to employees and customers, including customer service, operations, sales and accounting
     * Centralized system located in Forked River, New Jersey, with terminals throughout all offices
     * Capable of dial-up by customers (through direct dial-up or via Internet), including internal and external e-mail
     * System tracks shipments from pickup order to delivery; confirms "on-board" and "out for delivery" status
     *    System can produce the following daily, monthly, yearly reports:
          (1)  Operations reports (inbound, outbound and on-hand reports)
          (2)  Sales reports (revenue, customer client list)
          (3)  Customer reports (POD report, shipping history report)
          (4)  Accounting reports (P&L reports)
     *    System auto rates revenues and costs
     *    System  supports  transactions  via  EDI  (Electronic   Data
          Interchange)
     *    System is flexible in customizing reports to meet customer needs
     *    System is "bar-code" capable
     * System allows customers to dial up and retrieve rate quotes and POD information
     * System produces shipping labels and computerized airbills and airline bills

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

     Allstates's major competitors nationwide are Federal Express, BAX, EGL Inc., and United Parcel Service. At each of Allstates's locations, there are regional carriers who have strength in the local marketplace. They, for the most part, all provide air, sea and ground services. Service levels and pricing vary substantially based upon geographic and customer volume criteria.

     In  order  to remain competitive, Allstates negotiates with   its
vendors to meet the appropriate service and pricing levels in its markets. In addition to competitive pricing, Allstates strives to provide its customers, with excellent service, highly trained inside operations personnel, and state of the art computer services.

Customers

     Allstates has a diverse customer base, with approximately 1,700 accounts. Over the 41 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

Employees

     As of December 10, 2002, the Company employed a total of 108 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 106 employees (of which 9 are part time), including 53 in operations and customer service, 28 in sales, marketing and related activities, and 25 in administration and finance. The Audiogenesis Systems division has 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.

Pension Plan

Effective   May  1994,  the  Company  adopted  a  discretionary   non-
standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 2002, the maximum contribution allowed by the Code was the lesser of 100% of an employees' compensation, or $11,000. Participants who attained age 50 prior to the close of the plan year are eligible to make catch-up contributions of an additional $1,000, after the maximum contribution has been made. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% vested at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 2002.

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


ITEM 2.    DESCRIPTION OF PROPERTY

     Allstates occupies approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 27,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties in North America generally run from one to seven years and are scheduled to expire between fiscal 2003 and fiscal 2008. In September, 2001, the Company terminated its lease agreement in the UK by way of an executed Deed of Surrender. That facility in the UK was leased for a ten year term and was due to expire in fiscal 2009. The total rent expense for company leased facilities was approximately $462,000 during fiscal 2002. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The Company's branch locations as of September 30, 2002 were:

NORTH AMERICA

                                   Miami, Florida
     Los Angeles, California

     Kenilworth, New Jersey        Dallas, Texas

     St. Louis, Missouri           Houston, Texas

     Kansas City, Missouri         Indianapolis, Indiana

     Pittsburgh, Pennsylvania      Minneapolis, Minnesota

     Atlanta, Georgia              Raleigh, North Carolina

     Baltimore, Maryland           San Francisco, California

     Boston, Massachusetts         San Diego, California

     Chicago, Illinois             Wayne, New Jersey

     Jacksonville, Florida





ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leases office space. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates ("Carpenter")to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the chlorinated solvents in the groundwater was needed. A Remedial Investigation Work Plan was submitted in November 1999. The NJDEP approved the work plan on November 24, 1999. The approved work was performed by Carpenter in December 1999, as set forth in Carpenter's report dated March 13, 2000. The Carpenter report indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, a separate well that Carpenter also sampled, indicated an increase from the prior sampling event. The NJDEP suggested that the increase may be due to sediments collected with the groundwater sample, and recommended that the sampling be repeated. Carpenter conducted two additional sampling events to confirm groundwater concentrations of benzene in Monitoring Well 3 ("MW-3"). The sampling results indicated that concentrations of benzene have sufficiently decreased to allow case closure with the institution of a Classification Exception Area ("CEA"). Counsel for Allstates has confirmed with the New Jersey Department of Environmental Protection ("DEP") that the sampling results satisfactorily demonstrate a decreasing trend in benzene concentrations. At the DEP's request, Carpenter prepared a CEA proposal, which was submitted to the DEP on October 11, 2001. In the CEA proposal, Carpenter proposed no further action for the groundwater. The DEP subsequently issued a No Further Action ("NFA") letter for the soil and groundwater. Pursuant to the NFA, Allstates is to seal the monitoring wells at the site. Carpenter is tentatively scheduled to perform this work, pending approval by the current property owner, during the week of December 16, 2002, at an estimated cost of $2900.

The NFA also sets forth details of the CEA prepared for the site that projected when remaining groundwater contaminants will have fully degraded to meet DEP groundwater quality standards. Although it is not expressly stated in the NFA, the governing law and the underlying regulations will require the submission of a biennial certification conforming the effectiveness of the CEA. The biennial certifications will focus primarily on a confirmation by Allstates, based on inquiries made to local authorities, that groundwater at the site is not being used. Pursuant to the 1998 Agreement of Sale with Father Flanagan's Boys Home, the current owner is to pay Allstates $3,000 per year for any reporting or monitoring associated with an institutional control, which includes a CEA. This payment is to continue for so long as DEP requires the work or for 20 years, whichever period is the shortest. We anticipate that this will cover the cost of the reporting.

In March 1997, Allstates made claims against liability insurance carriers for coverage. Now that DEP has issues the NFA, counsel for Allstates is preparing an update and proposed cost-sharing with Allstates' insurance carriers.

In the matter of Allstate's WorldCargo, Inc. v. Logistics Management Resources, Inc. and Daniel Pixler, Superior Court of New Jersey Law Division, Ocean County (Docket No. OCN-L-1822-01) in which the Company asserted a breach of contract, the parties signed a Stipulation of Settlement. The settlement provided for (1) the immediate entry of a judgment against Logistics Management Resources, Inc. in the amount of $728,242.23 (which amount represents the full amount of the damages sought, inclusive of interest and attorneys' fees), (2) the payment by Daniel Pixler into escrow of no less than $80,000, (3) the assignment by the defendants to the Company of certain accounts receivable, and
(4) the delivery by defendants to the Company of certain documentation concerning Mr. Pixler's financial condition.

The Company has 90 days from November 12, 2002 to evaluate the documentation received from Mr. Pixler and to rescind the settlement with Mr. Pixler, only, if it so chooses. If the Company rescinds the Pixler settlement, the $80,000 in escrow will be returned to Mr. Pixler; otherwise it is to be turned over to the Company.

While the Company received what defendants contend was an assignment
of the   accounts receivables, the Company is of the position that the assignment is defective, and that the accounts receivable have not been assigned to the Company. It is presently unknown whether the defendants will be able to cure the defect. The actual value, and the collectibility if any, of the receivables is also unknown. Furthermore, the collectibility of the judgment against Logistics Management Resources, Inc. is unknown.

The Company commenced an action entitled Allstates WorldCargo Inc. and Joe Ruiz v. Exel North American Logistics, Inc. in the Superior Court of New Jersey, Law Division, Ocean County (Docket No. OCN-L-2853-02) which was removed to the United States District Court, District of New Jersey (Civil Action No. and 02-4730 (GEB). In that action, the Company seeks a declaratory judgment in connection with allegations that the defendant made with respect to certain activities of the Company and one of its employees. The defendant has asserted a Counterclaim. Insofar as the Counterclaim involves the Company, the defendant has asserted claims of misappropriation of trade secrets, tortuous interference with business relations and contractual relations, unfair competition, conspiracy to commit trade secret theft, and conversion. The defendant seeks unspecified damages, injunctive relief, an accounting, and the imposition of a constructive trust.

The action is presently in pretrial discovery. The Company is vigorously pursuing its claim, denies the wrongdoing alleged in the Counterclaim, and is vigorously defending against that counterclaim.



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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2002. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                         YEAR ENDED SEPTEMBER 30,
                                  (in thousands, except per share data)

                                 1998      1999     2000     2001    2002

STATEMENT OF OPERATIONS DATA

Net sales                        $25,998  $31,230  $33,213 $41,239   $36,403
Income (loss) from operations        276    1,107      424    744      534
Income (loss) from continuing
operations                           121      480       87      408      136
Net income (loss)                    121      480      (62)     408      136
Basic net income (loss) per
 common share                       $.00     $.01     $.00     $.01    $.00
Diluted net income (loss) per
common share                        $.00     $.01     $.00     $.01    $.00

Weighted average
     Common shares outstanding
- basic                             32,510  32,510  32,510   32,510  32,510
Weighted average
     Common shares outstanding
- diluted                           32,523  32,523  32,521   32,510  32,510


BALANCE SHEET DATA:

Working capital                   $416    $  783    $  598 $ 1,316   $1,534
Total assets                     5,024     6,070     7,892   7,095    8,050
Liabilities - current            3,808     3,812     5,695   4,614    5,477
Liabilities - long term             70     2,564     2,625   2,497    2,453
Total stockholders' equity       1,147      (306)     (427)    (16)     120



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The  following table sets forth for the periods indicated certain
financial   information   derived  from  the  Company's   consolidated
statement of operations expressed as a percentage of net sales:

                                        Fiscal Year Ended  September 30,
                                            2002      2001      2000
                                        ---------------------------------
Revenues                                  100.0%     100.0%     100.0%
Cost of transportation                     61.3       57.7       60.6
Gross profit                               38.7       42.3       39.4

Selling, general and administrative
 expenses                                  37.2       40.5        38.1
Operating income                            1.5        1.8         1.3
Income from continuing operations           0.4        1.0         0.3
Loss from discontinued operations,
 net   of   tax    benefit                                        (0.5)%
Net income/(loss)                           0.4%       1.0%       (0.2)%

Revenues

     Revenues of the Company represent gross consolidated sales less customer discounts. Total revenues for the fiscal year ended September 30, 2002 decreased in comparison to sales of the fiscal year ended September 30, 2001 by $4.8 million, or 11.7%, to $36,403,000, due to lower volume and weight of cargo shipped. The effect of the lower shipping volumes were present in both domestic and international revenues, with domestic sales decreasing by $2.4 million, or 7.9%, and international sales decreasing by $2.4 million, or 22.5% from the previous fiscal year. Domestic and international revenues totaled $27,922,000 and $8,481,000, respectively, in fiscal 2002.

       The  net  reduction in revenues between the comparative  fiscal years was led by two significant factors. First, sales from the comparative fiscal year ended September 30, 2001 included domestic and international revenues that were generated from one customer that accounted for 13.3% of total sales for that period. Effective October 1, 2001, that customer, in an effort to minimize their operating costs, began utilizing a larger alternate freight forwarder to service their international import freight requirements. That action effectively accounted for the overall reduction in international revenues, as import sales to that customer amounted to approximately $2,438,000 during the previous fiscal year ended September 30, 2001. Allstates continues to provide domestic freight distribution services to this customer. Secondly, domestic sales volume in fiscal 2001 included approximately $2.6 million in what was then new business that was derived from the Company's service agreement with an unrelated freight and warehouse services company. That agreement was terminated in May 2001 pursuant to the sales of the assets of that company to another unrelated company.

     Fiscal 2002 sales volumes were adversely affected by the events of September 11, 2001 as well. The increased level of caution and uncertainty displayed by many businesses in the wake of that event was also evident in many of our customers, and led to lower revenues for the Company in the months following. Of significant note though is that while total revenues decreased in fiscal 2002 as compared to fiscal 2001, sales for the six months ended September 30, 2002 increased by approximately $2.8 million, or 16.1% over the six months ended September 30, 2001. Sales during that period have been fueled by the addition of two company stations as well as an increase in sales staff in some of the Company's existing locations.

     Sales of Allstates WorldCargo increased by $8.0 million, or 24.2%, to $41,239,000 for the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000, primarily due to an overall increase in the number of shipments and the total weight of cargo shipped. Revenues earned from domestic sources increased by $5.2 million, or 20.9%, to $30,302,000, and international revenues increased by $2.8 million, or 34.3%, to $10,936,000. A significant portion of the overall increase is attributable to domestic and international sales generated by one customer that accounted for 13.3% of consolidated revenues for Fiscal 2001. As previously disclosed, as of October 1, 2001, that customer, in an effort to minimize their operating costs, began utilizing a larger alternate freight forwarder to service its international freight requirements. Further to the increase in sales for the year ended September 30, 2001 over the previous fiscal year was the new business that was derived from the Company's service agreement with an unrelated freight and warehouse services company. Sales in Fiscal 2001 related to this agreement totaled approximately $2.6 million. That agreement was terminated in May 2001 pursuant to the sale of the assets of that company to another unrelated company.

        International revenues increased comparatively in Fiscal 2001 versus the previous fiscal year despite the closing of the Company's UK branch prior to the end of Fiscal 2000. Net revenues generated by the UK branch in Fiscal 2000 totaled approximately $441,000 after the elimination of intercompany sales


Gross Profit

     Gross profit represents the difference between net revenues and the cost of providing transportation services. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. As a percentage of revenues, cost of sales increased by 3.6%, to 61.3%, for the fiscal year ended September 30, 2002 in comparison to the fiscal year ended September 30, 2001. The comparative percentage for fiscal 2001 was lower primarily due to the effect of the business that was derived from the Company's service agreement with an unrelated freight and warehouse services company, for which there was no related cost of sales on the warehousing portion of that billing. That agreement, as previously indicated, was terminated in May 2001. After discounting the effect of that business on the Company's total transportation costs in fiscal 2001, the cost of sales percentage increased by 1.0 % in fiscal 2002 in comparison to fiscal 2001. In absolute terms, cost of sales decreased by approximately $1,464,000 or 6.2%, to $22,313,000, during the fiscal year ended September 30, 2002 in comparison to the fiscal year ended September 30, 2001, reflecting the comparative change in sales volume between those periods. Gross margins decreased to 38.7% in fiscal 2002 from 42.3% in fiscal 2001. Gross profit decreased by 19.3% to $14,090,000 in fiscal 2002 from $17,462,000 in fiscal 2001.

       The cost of sales decreased as a percentage of revenues by 2.9% in fiscal 2001 to 57.7% from 60.6% in fiscal 2000. The decrease in the transportation cost percentage was primarily attributable to the business that was derived from an unrelated freight and warehouse services company, as the billing for the warehousing portion of that business does not carry a related cost of sales. After discounting the effect of that business on cost of sales, the transportation cost percentage remained relatively unchanged from the prior fiscal year, despite a higher mix of international sales versus domestic sales. International sales generally carry a higher percentage cost of transportation than domestic sales. International revenues accounted for 26.5% of total sales in Fiscal 2001 as compared to 24.5% in Fiscal 2000. In absolute terms, the cost of transportation increased in fiscal 2001 by 18.1% to $23,777,000 as a result of increases in freight shipped. Gross margins increased to 42.3% in fiscal 2001 from 39.4% in fiscal 2000. Gross profit increased by 33.5% to $17,462,000 in fiscal 2001 from $13,084,000 in fiscal 2000.



Selling, General and Administrative Expenses

     Selling, general and administrative expenses include all personnel costs, facilities costs, and licensee commissions. SG&A expenses as a percentage of revenues were lower in fiscal 2002 by 3.3% in comparison to fiscal 2001, decreasing to 37.2% from 40.5%, primarily reflecting comparatively lower commissions expenses as a percent of revenues during the period. Allstates paid commissions to salespeople, licensees and independent agents, as well as a third party entity, as compensation for generating profits to the Company. In absolute terms, operating expenses decreased by $3,161,000, or 18.9% in the fiscal year ended September 30, 2002 as compared to the previous year, primarily reflecting lower commissions expense, offset in part by higher personnel and facility related expenses.

     Licensee commissions and royalties paid pursuant to licensee agreements decreased by $1,258,000 in fiscal 2002, reflecting lower gross profits generated by certain licensee operations as compared to the prior fiscal year. This was significantly driven by the loss of the international portion of business that was generated by a customer that had accounted for 13.3% of revenues in fiscal 2001. Additionally, during the comparative fiscal year ended September 30, 2001, the Company paid approximately $1,851,000 in commissions to an unrelated freight and warehousing services company pursuant to an agreement made between them and Allstates. That agreement was terminated in May 2001. During the third quarter of fiscal 2002, Allstates signed an agreement with an independent sales agent whereby the Company pays a percentage of gross profits earned from revenues generated by the agent. Allstates paid approximately $118,000 in agency commissions in fiscal 2002.

     Personnel expenses were higher by approximately $69,000 in the fiscal year ended September 30, 2002 compared to the fiscal year ended September 30, 2001, led by a net increase in sales salaries. During the third quarter of fiscal 2002, Allstates opened and staffed two company-owned stations in Florida, where there had been no presence in recent years, and also increased sales staff in other existing locations. Salesperson headcount increased to 26 at September 30, 2002 versus 16 at September 30, 2001. Offsetting the increase in sales salaries is the effect of cost reducing steps that the Company took, beginning in the fourth quarter of fiscal 2001 through the second quarter of fiscal 2002. In response to lower sales volumes during that period, Allstates reduced headcount at two locations, consolidated the operations of one of its offices with another station, and eliminated three positions within the corporate staff.

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


Operating income

     Income from operations decreased during the fiscal year ended September 30, 2002 by approximately $210,000, to $534,000, in comparison to the fiscal year ended September 30, 2001 for the reasons indicated. Operating margins decreased by 0.3% during the fiscal year.

     Income from operations increased during the fiscal year ended September 30, 2001 by approximately $320,000, to $744,000 as compared to the fiscal year ended September 30, 2000 for the reasons indicated. Operating margins increased by 0.5% during the fiscal year, primarily reflecting the saving realized from the closing of the Company's UK branch in Fiscal 2000.



Interest income and expense

     Allstate's interest expense obligation consists primarily of the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the August 24, 1999 reverse acquisition, as well as on borrowings against the line of credit established with the bank. Interest on the note was approximately $171,000 and $173,000 during fiscal 2002 and fiscal 2001, respectively.

     Net interest expense decreased by approximately $19,000 during the fiscal year ended September 30, 2002 as compared to the prior fiscal year, reflecting a lower borrowing rate of interest on the Company's line of credit, offset by higher average outstanding borrowings. During the fiscal year ended September 30, 2001, net interest expense increased by approximately $24,000 as compared to the fiscal year ended September 30, 2000, reflecting the increased level of borrowing on the line of credit.


Gain/(Loss) on Sale of Assets

     During the fiscal year ended September 30, 2001, Allstates realized a gain on the sale of property that the Company co-owned with the Chairman, Joseph Guido. The property was sold on January 11, 2001 and the proceeds of the sale were allocated between Mr. Guido and Allstates WorldCargo. The Company's portion of the net proceeds after closing costs was $184,005.98, of which a gain of approximately $153,000 was realized. The total gain on the sale of assets for the year ended September 30, 2001 was approximately $157,000.


Net income/(loss)

      Income before taxes decreased by $383,000, to $313,000 for the fiscal year ended September 30, 2002, as compared to the previous fiscal year. The provision for income taxes was approximately $177,000 for fiscal 2002. Net income totaled $136,000 for the fiscal year ended September 30, 2002 versus $408,000 for the fiscal year ended September 30, 2001.

      Income before taxes and discontinued operations increased by $467,000, to $696,000 for the fiscal year ended September 30, 2001, in comparison to the prior fiscal year ended September 30, 2000. The provision for income taxes for continuing operations was approximately $288,000 for Fiscal 2001. Income from continuing operations increased by $321,000, to $408,000 in Fiscal 2001 compared to fiscal 2000. Net income totaled $408,000 for the fiscal year ended September 30, 2001 versus a net loss of ($62,000) in the fiscal year ended September 30, 2000.


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


Liquidity and Capital Resources

     Net cash used for operating activities was approximately $914,000 for the fiscal year ended September 30, 2002 compared to cash provided by operations of approximately $591,000 for the fiscal year ended September 30, 2001. In fiscal 2002, cash was primarily used to finance the increase in accounts receivable, offset by the net income of the Company as well as the increase in accounts payable. In Fiscal 2001, cash was primarily provided by the net income of the Company and a decrease in accounts receivable, offset by a decrease in accounts payable and a short term loan that was extended to an unrelated freight and warehousing company.

     At September 30, 2002, the Company had cash and cash equivalents of $173,000 and net working capital of $1,534,000, compared with cash and cash equivalents of $624,000 and net working capital of $1,316,000 respectively, at September 30, 2001. The increase in working capital at September 30, 2002 in comparison to September 30, 2001 is primarily attributable to the net income of the Company during the fiscal year.

     The Company's investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the fiscal year ended September 30, 2002, Allstates spent approximately $136,000 on capital expenditures, while receiving approximately $37,000 in proceeds from the sale of company-owned automobiles.. For the fiscal year ended September 30, 2001, capital expenditures amounted to approximately $191,000, of which $40,000 were acquired through notes payable. In March, 2001, Allstates received proceeds from the sale of real estate that was partially owned by the Company totaling approximately $184,000. Total proceeds from the sale of assets amounted to approximately $224,000 during the year ended September 30, 2001. Prior to the end of fiscal 2000, Allstates extended a $200,000 loan to a shareholder and officer of the Company. The loan was paid in full to the Company in September 2002 as per the loan agreement.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.75% at September 30, 2002). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit at September 30, 2002 and 2001 were $1,400,000 and $900,000, respectively.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another company, unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. Allstates had outstanding loan advances of approximately $702,000 to QLS prior to the purchase. As a condition of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the loan and had not made any payments to Allstates. The Company filed suit against the other company for breach of contract, and subsequently the parties signed a Stipulation of Settlement whereby Allstates received a Summary Judgement for the full amount plus interest and attorney's fees. An $80,000 payment in lieu of the personal guarantee has been placed in escrow pending legal review of documentation supplied by the other company. Allstates is continuing to pursue the collection of the balance, although no assurance can be made at this time with respect to the recoverability of those funds due to Allstates.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
   For the Fiscal Years Ended September 30, 2002 and 2001

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
   For the Fiscal Years Ended September 30, 2002 and 2001


                          CONTENTS
                                                  Page

INDEPENDENT AUDITORS' REPORT                              F1

FINANCIAL STATEMENTS

 Consolidated Balance Sheets                            F2 -F3

 Consolidated Statements of Income                        F4

 Consolidated Statements of Earnings Per Share            F5

 Consolidated Statements of Stockholders' Equity(Deficit) F6

 Consolidated Statements of Cash Flows                    F7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS          F8 - F18

                INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (the "Company"), as of September 30, 2002 and 2001, and the related consolidated statements of income, earnings per share, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements (see Note 1) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2002 and 2001, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Toms River, New Jersey
December 9, 2002



                              F1

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and 2001

Assets

                                                                2002          2001
                                                                ----          ----
Current Assets
  Cash and cash equivalents                                  $    173,277  $   623,925
  Accounts Receivable, net of allowance for doubtful
    accounts                                                    5,752,732    4,164,432
  Inventories                                                      24,212       23,679
  Prepaid Expenses and Other Assets                               978,914      799,427
  Deferred Income Taxes - Current Portion                          81,999      118,038
  Loans receivable - related parties - short term                    -         200,000
                                                              ------------  -----------
    Total Current Assets                                        7,011,134    5,929,501
                                                              ------------  -----------
PROPERTY, PLANT AND EQUIPMENT,
    net of accumulated depreciation                               468,211      595,407
                                                              ------------  -----------
INTANTIBLE AND OTHER ASSETS
  Deposits                                                         34,877       28,832
  Goodwill, net of accumulated amortization                       504,016      504,016
  Acquisition Costs, net of accumulated amortization               32,257       36,921
                                                              ------------  -----------
    Total Other Assets                                            571,150      569,769
                                                              ------------  -----------
Total Assets                                                 $  8,050,495   $7,094,677
                                                              ============ ============

            See accompanying notes and independent auditors' report

                                            F2

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and 2001

Liabilities and Stockholders' Equity (Deficit)

                                                              2002          2001
Current Liabilities                                           ----          ----
  Accounts Payable                                       $ 3,150,565    $ 2,562,260
  Accrued Expenses                                           846,174      1,016,269
  Short-Term Bank Borrowings                               1,400,000        900,000
  Current Portion of Notes Payable                            80,720        131,325
  Deferred Tax Liability - Current Portion                       -            4,039
                                                          ----------      ---------
    Total Current Liabilities                              5,477,459      4,613,893
                                                          ----------      ---------
LONG TERM LIABILITIES
Deferred Tax Liability - Non-current portion                  37,000           -
Long-Term Portion of Notes Payable                         2,416,184      2,496,904
                                                          ----------      ---------
    Total Long-Term Liabilities                            2,453,184      2,496,904
                                                          ----------      ---------
    Total Liabilities                                      7,930,643      7,110,797
                                                          ----------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.0001 par value, 50,000,000 shares
    authorized,  32,509,872 shares issued
    and outstanding                                            3,251          3,251
  Retained Earnings (Deficit)                                116,601       ( 19,371)
                                                          ----------      ---------
    Total Stockholders' Equity (Deficit)                     119,852       ( 16,120)
                                                          ----------      ---------
Total Liabilities and Stockholders' Equity (Deficit)     $ 8,050,495    $ 7,094,677
                                                          ==========      =========

            See accompanying notes and independent auditors' report

                                      F3

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Fiscal Years Ended September 30, 2002 and 2001

                                                                 2002           2001
                                                                 ----           ----
NET SALES                                                    $ 36,403,360   $ 41,238,608

COST OF SALES                                                  22,312,966     23,776,817
                                                              ------------   ------------
    Gross Profit                                               14,090,394     17,461,791

OPERATING EXPENSES
Selling, General and Administrative                            13,556,680     16,717,707
                                                             ------------   ------------
    Income from Operations                                        533,714        744,084
                                                              ------------   ------------
OTHER INCOME (EXPENSE)
  Interest Income                                                  10,403         26,753
  Interest Expense                                               (226,322)      (261,405)
  Gain on Sale of Assets                                         (  6,133)       156,626
  Other Income                                                      1,506         29,983
                                                              ------------   ------------
  Total Other Income (Expense)                                   (220,546)      ( 48,043)
                                                              ------------   ------------
    Income Before Tax Provision                                   313,168        696,041

Provision for Income Taxes                                        177,195        288,476
                                                              ------------   ------------
    Net Income Applicable to Common Shareholders             $    135,973   $    407,565
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F4

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings Per Share
For the Fiscal Years Ended September 30, 2002 and 2001

                                                                 2002           2001
                                                                 ----           ----

EARNINGS PER SHARE - BASIC
  Net Income Applicable to Common Shareholders
  Per Common Share - Basic                                   $        0.00  $       0.01
                                                              ============   ============
Shares Used in Per Share Calculation - Basic                    32,509,872    32,509,872
                                                              ============   ============

Earnings Per Share - Diluted
  Net Income Applicable to Common Shareholders

  Per common share - diluted                                 $        0.00  $       0.01
                                                              ============   ============
Shares Used in Per Share Calculation - Diluted                  32,509,872    32,510,349
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F5

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Fiscal Years Ended September 30, 2002 and 2001

                               Common Stock
                                                 Other          Retained    Total
                            Number of            Comprehensive  Earnings  Stockholders'
                            Shares     Par Value Income (Loss) (Deficit)  Equity (Deficit)
                            ---------  --------- ------------- ---------- ----------------
Balance at
 September 30, 2000         32,509,872 $3,251    $ (3,651)    $ (426,937)  $(427,337)

Other Comprehensive Income
 (Currency Translation
 Adjustment) for the fiscal
 year ended
 September 30, 2001             -         -        3,651                       3,651

Consolidated net gain
 for the fiscal year
 ended September 30, 2001                                        407,566     407,566
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2001         32,509,872 $3,251  $     -      $ (  19,371)   $( 16,120)

Consolidated net gain
 for the fiscal year
 ended September 30, 2002                                       135,973      135,973
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2002         32,509,872 $3,251  $     -      $   116,602    $ 119,853
                            ========== ======= ============   =========== =============


            See accompanying notes and independent auditors' report

                                   F6

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2002 and 2001

                                                                        2002          2001
Cash Flows From Operating Activities:                                   ----          -----
 Net Income Applicable to Common Shareholders                        $    135,973  $   407,565
 Adjustments to reconcile net income applicable to
   common shareholders to net cash provided
   by operating activities:
    Depreciation                                                          220,568      249,816
    Amortization                                                            4,664       68,330
    Provision for bad debts                                               122,040      145,713
    (Gain) Loss on Sale of Equipment                                        6,133     (156,626)
    (Increase) Decrease in:
      Accounts Receivable                                               (1,710,340)  1,447,059
      Inventories                                                         (    533)      7,005
      Prepaid Expenses and Other Assets                                   (157,372)   (465,393)
      Deferred Income Taxes                                                 69,000    ( 10,159)
    Increase (Decrease) in:
      Accounts Payable and Accrued Expenses                                418,209  (1,033,155)
      Taxes Payable                                                       ( 22,116)   ( 69,457)
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Operating Activities             (913,774)    590,698
                                                                         ----------   ---------
Cash Flows From Investing Activities:
  Acquisition of Property and Equipment                                   (136,007)   (151,489)
  Proceeds from Sale of Property and Equipment                              36,503     223,588
  Repayment of loan from shareholder                                       200,000        -
  Deposits                                                                (  6,046)     39,385
                                                                         ----------   ---------
        Net Cash Provided from Investing Activities                         94,450     111,484
                                                                         ----------   ---------
Cash Flows From Financing Activities:
  Repayments Under Notes Payable                                          (131,324)   (198,844)
  Repayments Under Short-Term Bank Borrowings                                 -       (200,000)
  Proceeds Under Short-Term Bank Borrowings                                500,000     200,000
  Borrowings (Repayments) of Shareholder Loans Payable                        -          1,199
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Financing Activities              368,676    (197,645)
                                                                         ----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents                      (450,648)    504,537
Currency Translation Adjustments                                              -          3,651

Cash and Cash Equivalents, Beginning of Year                               623,925     115,737
                                                                         ----------   ---------
Cash and Cash Equivalents, End of Year                                 $   173,277   $ 623,925
                                                                         ==========   =========

            See accompanying notes and independent auditors' report

                                     F7

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001



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

                                     F8

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001

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

2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     For purposes of the accompanying financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates WorldCargo, Inc. is considered a subsidiary. Therefore, these financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2002 and 2001. The statement of income includes the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the years ended September 30, 2002 and 2001. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

     Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At varying times during the fiscal years ended September 30, 2002 and 2001, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC. Management considers the risk of loss to be minimal.

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


                                     F9

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001


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

     Earnings per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result, primary and fully diluted EPS have been replaced by basic and diluted EPS. EPS is calculated by dividing net income by the weighted-average number of outstanding shares of Common Stock for each year.

     Bad Debts

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2002 and 2001 was $122,040 and $145,713, respectively.



                                     F10

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001


3.   Property, Plant and Equipment

     Property, plant and equipment costs consist of the following as of September 30, 2002:

                                   Accumulated    Net Book
                           Cost    Depreciation   Value

Leasehold
Equipment                 $ 47,105  $ 12,614      $34,491

Vehicles                   517,707   315,616      202,091

Equipment and
Software                   791,303   560,950      230,353

Furniture and
Fixtures                    47,542    46,266        1,276
                        ----------  ---------   ---------
Totals                  $1,403,657  $935,446     $468,211
                        ==========  =========   =========


     Depreciation expense charged to income from operations for the years ended September 30, 2002 and 2001 was $220,568 and $249,816, respectively.

4.   Amortization of Goodwill and Acquisition Costs

     For the fiscal year ended September 30, 2001, the excess of cost over the fair value of net assets acquired (goodwill) was being amortized on the straight-line basis over a ten-year period. Amortization expense for the year ended September 30, 2001 was $63,665.

     Commencing with the fiscal year beginning October 1, 2001, the Company implemented Statement of Financial Accounting Standards Statement No. 142, "Accounting for Goodwill and Intangible Assets", which no longer allows for the amortization of goodwill. The new statement requires the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Pursuant to the Company's impairment test conducted for the year ended September 30, 2002, no write off of the carrying value is deemed necessary.

     The costs associated with the acquisition of Audiogenesis by Allstates are being amortized on the straight-line basis. Unlike the goodwill, the Company will continue to amortize these costs over a ten-year period. Amortization expense for the years ended September 30, 2002 and 2001 were $4,664 and $4,665, respectively.



                                     F11

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001

5.   Notes Payable

     The following is a summary of Long-Term Debt as of September 30, 2002 and 2001:


                                                 2002            2001
Notes payable from Joseph M. Guido to
the Estate of
A.G. Hoffman, Jr., assumed by the
Company, in the
aggregate originally totaled
$2,511,730, with repayment
over 101 years at annual principal
payments of
$25,000 plus interest at 7% per year.
All or any
of the notes may be paid at any time
before maturity
without any prepayment penalty.  In
the event of a
default under the notes by the
Company, Joseph M.
Guido remains personally liable for
the notes, and
the 101 shares of Allstates Air
Cargo, Inc. common
stock held as security under the
notes (representing
48.1% of the issued and outstanding
common stock
of Allstates Air Cargo, Inc.) may be
sold at public or
private sale.                                    $2,436,730    $2,461,730

Notes payable to First Union in the
aggregate originally
totaled $122,683, with repayment over
36 months at
monthly principal payments ranging
from $532.52 to
$744.79 plus interest ranging from
7.50% to 7.70%.
The loans are secured by vehicles to
which they relate.                                      -           4,085

Notes Payable to GMAC in the
aggregate originally
totaled $354,985, with repayment
over 36 months
at monthly payments, inclusive of
interest, ranging
from $513.00 to $843.57 with
interest ranging
from 0.90% to 3.90%.  These loans
are secured
by the vehicles to which they
relate.                                              30,716       114,059

Notes Payable to Fleet Bank in
the aggregate
originally totaled $76,903, with
repayment over 36
months with monthly payments
inclusive of interest
ranging from 7.90% to 8.50%.
These loans are
secured by the vehicles which
they relate.                                         29,458        48,355
                                                  ---------     ---------

                                                  2,496,904     2,628,229
Less: Current Portion of Notes
Payable                                              80,720       131,325
                                                -----------    ----------
Long-Term Portion of Notes
Payable                                          $2,416,184    $2,496,904
                                                ===========   ===========


                                     F12

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001


5.   Notes Payable (continued)

     Maturities
     ----------
     For the fiscal years ended September 30,  2003       80,720
                                               2004       29,455
                                               2005       25,000
                                               2006       25,000
                                               2007       25,000
                                         Thereafter    2,311,729
                                                       _________
                                             Total    $2,496,904
                                                       =========



6.          Short-Term Bank Borrowing

     Allstates Air Cargo, Inc. has a $2,000,000 line of credit agreement with a bank, which expires March 31, 2003. Interest on outstanding borrowings currently accrues at the Wall Street Journal's (WSJ) prime rate of interest per annum (4.75% as of September 30, 2002). The interest rate is predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by 1% over the WSJ's prime rate at the time of failure. The balance outstanding on the line of credit as of September 30, 2002 and 2001 was $1,400,000 and $900,000, respectively.

     Loan   collateral   includes  the  Company's   accounts
     receivable and the unlimited, unconditional guarantees of Joseph Guido, Teresa Guido and Allstates Allcargo
     (US), Inc.

7.   Income Taxes

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                          2002     2001
                                          ----     ----
Expected Federal
statutory rate                          34.000%   34.000%
Expected State statutory                 8.893%    8.893%
rates (average)                         -------   -------

Total expected                          42.893%   42.893%
statutory rate

Miscellaneous Book to Tax
Adjustments                             -8.344%    1.132%
 purposes

Deferred income tax
expense (benefit):
 Federal                                17.186%   -1.130%
 State                                   4.847%   -1.450%
                                        -------   -------
Income Tax Expense -                    56.582%   41.445%
Effective Tax Rate                      =======  ========

                                     F13

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001

7.   Income Taxes (continued)

     The   Company's  provision  for  income  taxes  as   of
     September 30, 2002 and 2001 consist of the following:

                                                  2002     2001
                                                  ----     ----
Current Income Tax Expense
          Federal                               50,775    170,836
          State                                 57,420    127,800
                                               -------    -------
          Total - Current                      108,195    298,636
                                               -------    -------
Deferred Income Tax (Benefit) Expense
          Federal                               53,318     (7,925)
          State                                 15,682     (2,235)
                                                ------     ------
          Total - Deferred                      69,000    (10,160)
                                                ------    -------
          TOTALS                              $177,195    288,476
                                              ========    =======

     The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 2002 and 2001 are as follows:

                                   2002           2001
                                   ----           ----
     Deferred Tax Assets
     --------------------
     Accounts Receivable         $ 81,999        $108,016
     Intangibles - goodwill           -            10,022
                                 --------        --------
     Totals                      $ 81,999        $118,038
     ------                      ========        ========

     Deferred Tax Liabilities
     ------------------------
     Equipment                   $ 37,000        $  4,039
                                 ========        ========


     At September 30, 2002, the Company has a future income tax benefit for net write offs of its investment account in one of its Subsidiaries (Allstates Allcargo (U.S.) Inc.). The estimated future income tax benefit of this transaction is approximately $127,000. For financial statement purposes, a 100% complete valuation allowance has been recorded by Management in the amount of $127,000 as  of  September 30, 2002, and therefore, this  future
     estimated  tax  benefit  is  not  reflected  in   these
     financial statements.

                                     F14

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001


8.   Net Operating Loss Carryforward

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

     Pursuant to a ruling received by the Internal Revenue Service, effective October 1, 1999, the operating losses incurred by Allstates Allcargo (UK), LTD. may be offset against taxable income of Allstates WorldCargo, Inc. in the consolidated filing of its Federal income tax returns. For tax purposes only, Allstates Allcargo US Inc. will treat the foreign subsidiary Allstates Allcargo (UK), LTD. as a disregarded entity and not as a subsidiary. Therefore, the tax provisions included in these financial statements utilize the operating loss for the fiscal year 2001 incurred by Allstates Allcargo
     (UK), Ltd. in calculating the Federal tax liability. There are no gains or losses in fiscal year 2002 since the foreign entity, Allstates Allcargo (UK), LTD., was dissolved.

9.   Pension Plan

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 100% of an employees' qualified compensation, or $11,000 and $10,500 for the calendar years ended 2002 and 2001, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. The Company did not make a discretionary contribution to the plan for the years ended September 30, 2002 and 2001. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2002 and 2001.

10.  Related Party Transactions

     Allstates Air Cargo, Inc. leases office space located in Forked River, New Jersey from a majority stockholder of the Company. Rent expense under these leases totaled $81,600 and $87,600 for the years ended September 30, 2002 and 2001, respectively.

     The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2002 and 2001 totaled $319,595 and $405,433, respectively.



                                     F15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001


10.  Related Party Transactions (continued)

     The Company entered into Employment Agreements with four of the Company's stockholders. The Employment Agreements are effective through December 31, 2004. The following is a summary of the terms of these agreements:

                     Annual                       Stock
    Position         Salary        Bonus         Options
    --------        --------       ------       --------

Chairman of the      $311,818     3% of fiscal       Yes
Board                            year increase
                                 in net profits

President/Chief      $208,000     3% of fiscal       Yes
Executive                         year increase
Officer                           in net profits


Executive Vice       $207,922     3% of fiscal       Yes
President/                        year increase
Chief Operating                   in net profits
Officer

Chief Financial      $125,266     Discretionary      Yes
Officer

     The   Company   accrued  bonuses   to   the   Company's
     stockholders shown above for the years ended  September
     30, 2002 and 2001 total $-0- and $64,500, respectively.

     The Company had an unsecured, non-interest bearing loan from a shareholder. Principal amount outstanding as of September 30, 2002 and 2001 are $-0- and $200,000,
     respectively. For the loan receivable due at September 30, 2001, the principal balance of the $200,000 was due in full on September 10, 2002 and interest payments of 9+% per annum were due annually.

11.  Stock Option Plan

     On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2002, no stock options have been issued.

12.  Leases

     The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next ten years. These operating leases provide the Company with the option to renew it's lease at the fair rental value at the end of the lease term. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

                                     F16

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001


12.  Leases (Continued)

     Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 2002:

         Years Ending
        September 30,
     --------------------
          2003                   455,522
          2004                   397,042
          2005                   338,656
          2006                   244,275
          2007                   248,025
          Thereafter             231,400
                                --------
          Total               $1,914,920
                              ==========


     Rent expense under operating leases for the years ended
     September  30, 2002 and 2001 was $462,284 and  $376,208
     respectively.

     The  Company  sublets  office space  and  has  recorded
     $6,300 and $2,100 of rental income for the years  ended
     September 30, 2002 and 2001, respectively.

13.  Supplemental Cash Flow Disclosures

     Cash paid for:                    2002            2001
     --------------                   -----           -----
     Income Taxes                  $259,194        $357,933
                                   ========        ========
     Interest                      $226,322        $261,405
                                   ========        ========


     Noncash Investing and Financing Activities

     Equipment acquired through notes payable for the years ended September 30, 2002 and 2001 totaled $0 and
     $39,700, respectively.

14.  Litigation

     Allstates  Worldcargo,  Inc.  v.  Logistics  Management
     Resources, Inc. and Daniel Pixler

     Q Logistic Solutions, Inc. (Q Logistics), an unrelated third party, borrowed $702,469 from Worldcargo during the fiscal year ended September 30, 2001, collateralized by Q Logistics accounts receivable to be repaid from the collections of such accounts receivable. Worldcargo filed a Form UCC-1 financing statement protecting its interest in the balance owed from Q Logistics. In February 2001, Q Logisitics filed for Chapter 11 protection under U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another unrelated third party, Logistics Management Resources, Inc. (LMRI) purchased the assets of Q Logistics in May 2001. As a contingency of that purchase, Worldcargo entered in to an agreement with the LMRI whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of LMRI (Daniel Pixler), to pay the full loan amount totaling $702,469 plus interest over six months, beginning in April 2001. LMRI defaulted on the loan and has made no payments to date. Worldcargo brought action against LMRI asserting breach of contract.

                                     F17

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2002 and 2001


14.  Litigation (continued)

     In August 2002, the parties to the action signed a Stipulation of Settlement which provided for (1) the immediate entry of a judgment against LMRI in the amount of $728,242 (which amount represents the full amount of damages sought, inclusive of interest and attorney's fees), (2) the payment by Daniel Pixler into escrow of no less than $80,000, (3) the assignment by the defendants of the Company of certain accounts receivable with a face value of approximately $1,600,000, and (4) the delivery by the defendants to the Company of certain documentation concerning Mr. Pixler's financial condition.

     While the Company received what the defendants contend was an assignment of the required accounts receivables, the Company is of the position that the assignment was defective, and that the accounts receivable have thus not been assigned to the Company. It is presently unknown whether the defendants will be able to cure the defect.

     Worldcargo is continuing to vigorously pursue its claim. At this time, the Company's general counsel is unable to render an opinion as to Worldcargo's ability to collect the $728,242. For the purposes of these financial statements, no allowance for uncollectible accounts has been recorded for this receivable.


                                   F18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Position
Joseph M. Guido          68             Chairman of the Board
Sam DiGiralomo           59             President, CEO, Director
Barton C. Theile         56             Executive Vice President, COO,
                                        Director
Craig Stratton           51             CFO, Secretary, Treasurer,
                                        Director

None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2002 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.


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


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION


                     Summary Compensation Table


                     Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----   ---------   ---------   ---------   ------   --------
J.           2002  311,818    20,791   81,600(3)
Guido,       2001  311,818             87,600(2)
Chairman     2000  311,082    27,540  108,600(1)
of the
Board

Sam          2002  208,000    20,791  319,595(4)
DiGiralomo,  2001  208,000            405,433(4)
President,   2000  208,000    27,540  214,500(4)                                    98,000(6)
CEO

B. Theile,   2002  207,922    20,791    4,188(7)
COO,         2001  207,922             19,273(7)
Exec. VP     2000  207,922    27,540    9,833(7)                                    16,500(6)

Craig
Stratton,    2002  125,266     6,000    5,850(5)
CFO,         2001  120,263
Secretary,   2000  110,734                                                           6,500(6)
Treasurer


____________
(1) Rental income from leasing of Newark branch location and Forked River corporate office ($98,600), and proceeds of sale of personal automobile to the Company ($10,000)
(2) Rental income from leasing of Newark branch location and Forked River corporate office
(3)  Rental income from leasing of Forked River corporate office
(4) Royalties paid for consulting services in connection with site licensing agreements
(5)  Car allowance for use of personal auto
(6) Reimbursement for income taxes due the IRS in connection with excess stock compensation
(7)  Commission paid for management services to GTD Logistics, Inc.


On August 24, 1999, the Company entered into Employment Agreements with three of the Company's stockholders, and in 2001, entered into an agreement with a fourth stockholder. The Employment Agreements are effective  for the term beginning with inception through December  31,
2004.    The following is a summary of the terms of these agreements:


                            Annual
Name/Position               Salary              Bonus

Joseph M. Guido,
Chairman of
The Board                     $311,818       3% of fiscal year
                                             Increase in net profits
Sam DiGiralomo,
President/Chief
Executive Officer             $208,000       3% of fiscal year
                                             Increase in net profits
Barton M. Theile,
Executive Vice President/
Chief Operating Officer       $207,922       3% of fiscal year
                                             Increase in net profits
Craig D. Stratton,
Chief Financial Officer       $125,266       At the discretion of
                                             the Board of Directors


Under the terms of their respective employment agreements, each individual has agreed to work full time. The agreements also provide for health and life insurance benefits, participation in the Company's 401(k) plan, disability benefits, expense reimbursements, indemnification from civil or criminal actions arising out of the Executive's employment, financial and tax advice, tax "gross-up" provisions, severance pay (equal to 100% of compensation for a period of five years), and payments in the event of a change of control.


ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 20, 2002 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:

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

__________________
(1)    Based  upon 32,509,872 shares outstanding as of   December  20,
2002.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 250,000 shares owned by Teresa Guido, wife of Joseph Guido.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's $2,000,000 line of credit, which expires March 31, 2003, is personally guaranteed by Joseph M. Guido, Chairman of the Board of the Company, and Teresa Guido, his wife.

     The Company leased real estate in one location from Joseph M. Guido during Fiscal 2002. Rent expense under this lease totaled $81,600 for the year ended September 30, 2002. The Company believes that this lease is commensurate with the terms which could be obtained from an unaffiliated third party.

     Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. Similar royalty agreements have since been executed which encompass its Minneapolis, San Francisco, Dallas and Indianapolis licensee locations. Royalty payments to Mr. DiGiralomo for the year ended September 30, 2002 totaled $319,595.

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

     In September 2000, the Company extended a personal loan of $200,000 to Sam Di Giralomo. The loan, which was made pursuant to a promissory note, was payable after twenty four months, with quarterly interest payments at the Company's prevailing bank loan rate. In September 2002, the loan was paid in full to the Company.

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

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer/principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10K, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.



SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act,
the   registrant caused this report to be signed on its behalf by  the undersigned,  thereunto duly authorized.

ALLSTATES WORLDCARGO, INC.


BY: _____________________________________
     Sam DiGiralomo, President and CEO

DATED:  December 27, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:
        Joseph M. Guido    Chairman of the Board of   December 27, 2002
                           Directors

By:
       Sam DiGiralomo      President, CEO and         December 27, 2002
                           Director

By:                        Executive Vice President,
      Barton C. Theile     COO and Director           December 27, 2002

                           Secretary, Treasurer, and
                           Chief Financial Officer
By:                        (Principal Financial
       Craig D. Stratton   Officer and Principal      December 27, 2002
                           Accounting Officer)

               CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350,
                AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ALLSTATES WORLDCARGO, INC. (the "Company") on Form 10K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Sam DiGiralomo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Sam DiGiralomo

Sam DiGiralomo

Chief Executive Officer
December 27, 2002



                       CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ALLSTATES WORLDCARGO, INC. (the "Company") on Form 10K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig D. Stratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Craig D. Stratton

Craig D. Stratton

Chief Financial Officer
December 27, 2002

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Sam DiGiralomo, the Chief Executive Officer of ALLSTATES WORLDCARGO, INC., certify that:

1. I have reviewed this annual report on Form 10K of Allstates WorldCargo, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002               /s/ Sam DiGiralomo
                                     -----------------------------
                                     Sam DiGiralomo, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Craig D. Stratton, the Chief Financial Officer of ALLSTATES WORLDCARGO, INC., certify that:

1. I have reviewed this annual report on Form 10K of Allstates WorldCargo, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002               /s/ Craig D. Stratton
                                     -----------------------------
                                     Craig D. Stratton, Chief Financial Officer