Form 10-K/A
period 2002-09-30
ALLSTATES WORLDCARGO INC
filed 2003-01-08
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                              Form 10-K/A
(Mark One)

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

This form 10-K/A is being filed to correct an arithmatic error in Item 12 - "Security Ownership of Certain Beneficial Owners and Management" in the Form 10-K for the period ending September 30, 2002 that was filed on December 27, 2002.


ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 20, 2002 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:



                                            No. of Shares
 Title   Name and Address                        and         Percent
  of     of Beneficial Owner                  Nature of        of
 Class                                        Beneficial     Class(1)
                                              Ownership

Common   Joseph M. Guido                      18,500,000(2)  56.91%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Sam DiGiralomo                           4,850,000  14.92%
         7 Doig Road, Suite 3
         Wayne, NJ   07470

Common   Barton C. Theile                           500,000   1.54%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Craig D. Stratton                          200,000   0.62%
         4 Lakeside Drive South
         Forked River, NJ   08731

All Officers and Directors as a Group            24,200,000  73.98%

__________________
(1)    Based  upon 32,509,872 shares outstanding as of   December  20,
2002.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 250,000 shares owned by Teresa Guido, wife of Joseph Guido.