Form 10-Q
period 2002-12-31
ALLSTATES WORLDCARGO INC
filed 2003-02-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending December 31, 2002 and 2001

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


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................... 8

   ITEM 3.   CONTROLS AND PROCEDURES....................................12

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

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................14

      SIGNATURES........................................................14

               PART 1 - FINANCIAL INFORMATION

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                December       September
                                   31,            30,
                                  2002           2002
                               (Unaudited)         *
  Current Assets
    Cash and cash
    cash equivalents           $ 95,849      $ 173,277
    Accounts Receivable       5,376,027      5,752,732
    Prepaid taxes               218,581        199,977
    Prepaid expenses and
    other current assets      1,094,918        803,149
    Deferred income taxes        93,799         81,999
                             ----------      ---------
  Total current assets        6,879,174      7,011,134

  Property, plant and
  equipment                   1,372,117      1,403,658
  Less:  Accumulated
  depreciation                  940,136        935,447
                             ----------      ---------
  Net property, plant and
  equipment                     431,981        468,211

  Goodwill                      504,016        504,016
  Other assets                   67,010         67,134
                             ----------      ---------
  Total assets               $7,882,181     $8,050,495
                             ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $3,173,498     $3,150,565
    Accrued expenses            968,241        846,174
    Short-term bank
    borrowings                1,200,000      1,400,000
    Notes payable                60,141         80,720
                             ----------      ---------
  Total current liabilities   5,401,880      5,477,459

  Deferred tax liability -
   non-current                   16,600         37,000
  Long term portion of notes
  payable                     2,413,667      2,416,184

    Stockholders' equity
    Common stock                  3,251          3,251
    Retained earnings            46,783        116,601
                             ----------      ---------
  Total stockholders' equity     50,034        119,852

  Total liabilities and
  stockholders' equity        $7,882,181     $8,050,495
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                              Three Months Ended December
                                          31,
                                  2002           2001
  Revenues (net of
  discounts)                $13,089,484      $ 8,351,228
  Cost of transportation      8,548,925        5,102,242
                             ----------      -----------
  Gross profit                4,540,559        3,248,986

  Selling, general and
  administrative expenses     4,597,220        3,160,149
                             ----------      -----------
  Income from operations        (56,661)          88,837

  Other income (expense):
     Interest, net              (58,343)         (53,539)
     Other income                 2,173          ( 1,095)
                             ----------      -----------
  Income before income tax
  provision                    (112,831)          34,203

  Provision for income taxes    (43,012)          14,500

  Net income                  ($ 69,819)        $ 19,703
                             ==========      ===========

  Weighted average common
  shares - basic              32,509,872     32,509,872
  Net income per common
  share - basic                    $ .00          $ .00

  Weighted average common
  shares - diluted            32,509,872     32,509,872
  Net income per common
  share - diluted                  $ .00          $ .00

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (DEFICIT)
                         (Unaudited)


                            Common Stock
                                             Other    Retained     Total
                        Number             Comprehen  Earnings  Stockholders'
                          of        Par      sive     (Deficit)    Equity
                        Shares     Value    Income                (Deficit)
                                            (Loss)
                    ___________  ______  _________  _________   _________

Balance at           32,509,872  $ 3,251             $116,602    $119,853
 September 30, 2002


Consolidated net
 income for the
 three months ended
 December 31, 2002                                    (69,819)    (69,819)
                    ___________  ______  _________  _________   _________

Balance at December
 31, 2002            32,509,872   3,251  $      0    $ 46,783   $  50,034
                    ===========  ======  =========  =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                       Three Months Ended
                                          December 31,
                                         2002       2001
  Cash flows from operating
  activities:
  Net income                        $(69,819)    $ 19,703
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                    46,256       56,134
      Amortization                     1,166        1,166
      Provision for doubtful
        accounts                      50,301       32,620
      (Gain)/loss on sale of assets   (2,123)       2,511
      Deferred income taxes          (32,200)
      (Increase) decrease in assets:
          Accounts receivable        326,403      405,760
          Prepaid expenses and other
            assets                  (310,373)    (105,418)
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses          145,000     (541,452)
                                   ---------    ---------
  Net cash provided by (used for)
  operating activities               154,611     (128,976)

  Cash flows from investing
  activities:
     Purchase of equipment           (24,241)    (    853)
     Proceeds from sale of property
      and equipment                   16,338        3,300
     Security deposits                (1,040)       3,080
                                   ---------    ---------
  Net cash (used for)/provided by
  investing activities                (8,943)       5,527

  Cash flows from financing
  activities:
     Repayments under notes payable  (23,096)     (28,775)
     Repayments under short-term
      bank borrowings             (1,000,000)           0
     Borrowing under short-term
      Bank borrowings                800,000            0
                                   ---------    ---------
  Net cash used for financing
   activities                     (  223,096)     (28,775)

  Net (decrease) in cash
  and cash equivalents             ( 77,428)     (152,224)
  Cash and cash equivalents,
  beginning of year                 173,277       623,925
                                   ---------     ---------
  Cash and cash equivalents, end of
    period                           95,849       471,701
                                   =========     =========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2002

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2002 Form 10-K filing dated December 27, 2002 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2002 and September 30, 2002 and the results of operations for the three months ended December 31, 2002 and 2001, respectively.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2002 and 2001, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3. The balance sheets of Allstates WorldCargo at December 31, 2002 and September 30, 2002 include a non-trade receivable of $702,000, pursuant to an agreement the Company
  entered  in to with a third party company.   In  September
  2000,  Allstates  had  extended an operating  loan  to  an
  unrelated  freight  and  warehouse  services  company,   Q
  Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for
  which  a  Form  UCC-1 financing statement was  filed.   In
  February 2001, QLS filed for Chapter 11 protection under the
  U.S.   bankruptcy  laws.   Pursuant  to   the   bankruptcy
  proceedings,  another  company,  unrelated  to   Allstates
  WorldCargo, Inc., purchased the assets of QLS in May 2001. At that time, Allstates had outstanding loan advances of approximately $702,000 to QLS. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the
  loan  after  having  made no payments to  Allstates.   The
  Company filed suit against the other company and against the guarantor for breach of contract, and subsequently the parties signed a Stipulation of Settlement whereby Allstates received a judgment against the other company for the full
  amount plus interest and   attorney's  fees.
  Subsequent to the quarter ended December 31, 2002, the parties came to an agreement whereby the other company would pay Allstates a total of $330,000 in full settlement. Payments are to be made over four equal monthly installments at $82,500 per month. The first installment was received by the Company in February 2003. If the other company defaults on any of the scheduled payments, the full amount of the receivable will become due. Allstates will record a charge in the amount of $372,000 during the second quarter of fiscal 2003, representing the difference between the receivable and the settlement amount.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 20 offices throughout the United States, and employs 109 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 20 domestic locations, 9 are licensee operations, while 11 are company owned and staffed operations.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:
                                   Three Months Ended December 31,
                                         2002          2001
                                         ----          ----
Revenues                                100.0%        100.0%
Cost  of transportation                  65.3          61.1
                                         ----          ----
Gross profit                             34.7          38.9

Selling, general and
 administrative expenses                 35.1          37.8
                                         ----          ----
Operating income                         (0.4)          1.1
                                         ====          ====
Net    income                            (0.5%)         0.2%

Revenues
     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended December 31, 2002 increased by $4,738,000, or 56.7%, to $13,089,000, from the quarter ended December 31, 2001, reflecting a higher volume of shipments and total weight of cargo shipped. The increase in shipping volume can be partially attributed to a combination of the addition of two new stations during the third quarter of fiscal 2002, as well as the effect of additional sales personnel that were hired in the third and fourth quarters of fiscal 2002. Further accentuating the increase in revenues, during the comparative three month period ended December 31, 2001 sales volume had decreased in part due to the adverse effects of the events of September 11, 2001.

     Included in total revenues of the three month period ended December 31, 2002 is approximately $1,787,000 of billing to one customer for the arrangement of international chartered aircraft. The Company was asked to make these arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports. Although Allstates offers charter airline services to its customers as part of the normal course of business, it cannot guarantee a recurrence
of that  service at that  level of billing.   International
revenues increased in total by approximately $2.1 million or 98.2%, to $4,215,000.

     Domestic revenues increased by approximately $2.6 million or 42.6%, to $8,874,000 during the three-month period ended December 31, 2002 in comparison to the same period in the previous year. Domestic revenues included sales that were generated from one customer that accounted for 11.7% of total revenues for the current fiscal year quarter. Allstates has provided freight services to this customer for more than two years. Although Allstates is confident in its ability to continue to provide freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 4.2%, to 65.3%, for the three months ended December 31, 2002, in comparison to the same period in the previous year. This increase is primarily due to the effect of the charter airline services that Allstates provided to one customer during the period, which commands a higher cost of sales percentage than typical freight forwarding services. After discounting the effect of the charter airline service, the cost of sales percentage would have increased by 1.4%, to
62.5%. In absolute terms, the cost of sales increased by approximately $3.4 million or 67.6%, to $8,549,000 during the three months ended December 31, 2002 versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 34.7% during the quarter ended December 31, 2002 from 38.9% in the same quarter of the previous fiscal year. Gross profit increased by approximately $1,292,000 to $4,541,000 for the three months ended December 31, 2002 versus the same three months of the prior year.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 2.7% for the three months ended December 31, 2002 in comparison to the three months ended December 31, 2001, reflecting higher sales volume in relation to fixed operating costs. In absolute terms, operating expenses increased by approximately $1,437,000 or 45.5% during the three-month period ended December 31, 2002 as compared to the same period in the prior fiscal year. The increase in SG&A expenses reflects a combination of the increased volume of revenues and gross profit during the quarter, represented primarily by higher commissions expense, the addition of two company stations, and the overall increase in sales and operations headcount.

     Allstates paid commissions to salespeople, licensees and an independent sales agent, as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $548,000 for the three-month period ended December 31, 2002 in comparison to the same period in the previous year, reflecting the higher level of gross profits at certain licensee operations. During the third quarter of fiscal 2002, Allstates signed an agreement with an independent sales agent whereby the Company pays a percentage of gross profits earned from revenues generated by the agent. Allstates paid approximately $77,000 in commissions to this agent during the three months ended December 31, 2002.

     Personnel expenses were higher by approximately $519,000 during the three months ended December 31, 2002 as compared to the same period of the prior year. During the third quarter of fiscal 2002, Allstates opened and staffed two company-owned stations in Florida, where there had been no presence in recent years, and also increased sales and operations staff in other existing locations. On a net basis, the Company's headcount increased by 22, to 109 employees at December 31, 2002, compared to December 31, 2001.

     Facilities expenses increased by approximately $104,000 during the quarter ended December 31, 2002 in comparison to the quarter ended December 31, 2001, driven by higher telephone and data line expense as well as higher rent expense. Allstate's stations are connected on a real-time basis via data lines to a centralized computer system located at the Company's corporate office. During the first quarter of fiscal 2003, in order to realize a smoother transmission of data during high volume periods, the Company converted from T1 data line service to a frame relay. This process required that both services run concurrently for a limited period until the conversion was completed in full. The charges for concurrent services totaled approximately $30,000 during the quarter. The conversion was completed prior to the end of the first quarter of fiscal 2003, therefore the Company does not expect any further related expense. Other telephone expense increased by approximately $32,000 due to the increase in salespersonnel as well the addition of the two new stations. Rent expense was approximately $34,000 higher during the current fiscal year quarter than in the same quarter of the previous year, primarily reflecting rental of warehouse space at one of the new Florida stations. That station provides warehousing service to one of its customers. Per an agreement with that customer, the station is guaranteed a minimum profit which fully covers the rental expense.

     MIS fees, which represent the expense of maintaining the computer system and programming modifications to improve its output and performance, increased by approximately $39,000 during the quarter ended December 31, 2002 versus the same period ended December 31, 2001. Enhancements to the Company's EDI capability and streamlining of customer order entry accounted for much of the increase. Other expenses related to the increase in salesperson headcount and the opening of the two company stations accounted for the balance of the increase in SG&A. Auto allowances increased by approximately $34,000 and travel &entertainment expense increased by approximately $25,000.

     SG&A  expenses  presented for the  three  months  ended
December 31, 2002 and 2001 are inclusive of expenditures  to
related    parties   totaling   $385,478    and    $348,790,
respectively.

Income/(Loss) From Operations

     Operating income decreased during the three months ended December 31, 2002 by approximately $145,000, to a loss of ($57,000), as compared to operating income of $89,000 in the same three month period in the previous year for the reasons indicated above. In comparison to the respective period in fiscal 2001, the operating margin for the three month period ended December 31, 2002 decreased by 1.5%, to (0.4%) of sales.

Interest Expense and Income

     Net interest expense increased for the three months ended December 31, 2002 by approximately $5,000 as compared to the same period in the previous year, reflecting a higher level of borrowing on the Company's bank line of credit, offset by lower interest rates.

Net Income/(Loss)

     Income before income taxes decreased to a loss of approximately ($113,000) during the quarter ended December 31, 2002 from a profit of $34,000 during the same period in the prior year. The Company recorded a tax benefit of $43,000 for the quarter ended December 31, 2002 as compared to a tax provision of $15,000 for quarter ended December 31, 2001. The net loss amounted to approximately ($70,000) or (0.5%) of revenues during the first quarter of Fiscal 2003 versus a net profit of $20,000 or 0.2% of revenues in the first quarter of Fiscal 2002.


Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $155,000 for the three months ended December 31, 2002, compared to cash flow used for operations of approximately $129,000 for the three months ended December 31, 2001. For the three months ended December 31, 2002, cash was provided by a net decrease in accounts receivable and an increase in accounts payable, offset by an increase in other current assets. In December 2002, Allstates made a temporary transfer of $300,000 to a bonding company as security for a legal judgement in the Company's favor. Those funds were returned in January 2003 in favor of a letter of credit issued through the Company's bank. During the three months ended December 31, 2001, cash was primarily used to satisfy trade accounts payable and income tax obligations, offset by a decrease in accounts receivable as well as the net income of the Company.

     At December 31, 2002, the Company had cash and cash equivalents of $96,000 and net working capital of $1,477,000, compared with cash and cash equivalents of $472,000 and net working capital of $1,378,000 respectively, at December 31, 2001. The increase in working capital at December 31, 2002 over December 31, 2001 is primarily attributable to the Company's net income during the prior twelve month period.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the three months ended December 31, 2002, capital expenditures amounted to approximately $24,000, while capital expenditures amounted to approximately $1,000 for the three months ended December 31, 2001.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.25% at December 31, 2002). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,200,000 as of December 31, 2002.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for
which  a  Form  UCC-1  financing statement  was  filed.   In
February 2001, QLS filed for Chapter 11 protection under the
U.S.   bankruptcy   laws.   Pursuant   to   the   bankruptcy
proceedings,   another  company,  unrelated   to   Allstates
WorldCargo, Inc., purchased the assets of QLS in May 2001. Allstates had outstanding loan advances of approximately $702,000 to QLS prior to the purchase. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the
loan  after  having  made  no payments  to  Allstates.   The
Company filed suit against the other company and against the guarantor for breach of contract, and subsequently the parties signed a Stipulation of Settlement whereby Allstates received a judgement against the other company for the full
amount plus interest and attorney's fees.   An
$80,000 payment in lieu of the personal guarantee was placed in escrow pending legal review of documentation supplied to
the  Company.   In  January, 2003, the parties  came  to  an
agreement whereby the other company would pay Allstates a total of $330,000 in full settlement. Payments are to be made over four equal monthly installments at $82,500 per
month.    The  first installment, which primarily represents
the release of the escrow funds, was received by the Company in February 2003.

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

ITEM 3    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

In the matter of Allstate's WorldCargo, Inc. v. Logistics Management Resources, Inc. and Daniel Pixler, Superior Court of New Jersey Law Division, Ocean County (Docket No. OCN-L-1822-01) in which the Company asserted a breach of contract, the parties, subsequent to the quarter ended December 31, 2002, came to an agreement whereby the defendants would pay Allstates a total of $330,000 in full settlement. Payments are to be made over four equal monthly installments at $82,500 per month. The first installment was received by the Company in February 2003. If the other company defaults on any of the scheduled payments, the full amount of the receivable will become due. Allstates will record a charge in the amount of $372,000 during the second quarter of fiscal 2003, representing the difference between the receivable and the settlement amount.


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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    February 14, 2003
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    February 14, 2003
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ALLSTATES WORLDCARGO, INC. (the "Company") on Form 10Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sam DiGiralomo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Sam DiGiralomo

Chief Executive Officer
February 14, 2003



                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ALLSTATES WORLDCARGO, INC. (the "Company") on Form 10Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig D. Stratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Craig D. Stratton

Chief Financial Officer
February 14, 2003

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Sam DiGiralomo, the Chief Executive Officer of ALLSTATES WORLDCARGO, INC., certify that:

1. I have reviewed this quarterly report on Form 10-Q of ALLSTATES WORLDCARGO, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                 /s/ Sam DiGiralomo
                                     -----------------------------
                                     Sam DiGiralomo, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Craig D. Stratton, the Chief Financial Officer of ALLSTATES WORLDCARGO, INC., certify that:

1. I have reviewed this quarterly report on Form 10-Q of ALLSTATES WORLDCARGO, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                 /s/ Craig D. Stratton
                                     -----------------------------
                                     Craig D. Stratton, Chief Financial Officer