Form 10-Q
period 2003-03-31
ALLSTATES WORLDCARGO INC
filed 2003-05-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2003.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending March 31, 2003 and 2002

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


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................... 8

   ITEM 3.   CONTROLS AND PROCEDURES....................................14

PART II.  OTHER INFORMATION.............................................15

   ITEM 1    LEGAL PROCEEDINGS..........................................15

   ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS..................15

   ITEM 3    DEFAULTS ON SENIOR SECURITIES..............................15

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........15

   ITEM 5    OTHER INFORMATION..........................................15

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................15

      SIGNATURES........................................................16-19

               PART 1 - FINANCIAL INFORMATION

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                March 31,      September 30,
                                  2003            2002
                               (Unaudited)         *
  Current Assets
    Cash and cash
    cash equivalents           $134,108      $ 173,277
    Accounts receivable, net
     of allowance for bad
     debt of $218,000         5,561,803      5,752,732
    Prepaid taxes               208,577        199,977
    Prepaid expenses and
    other current assets        168,508        803,149
    Deferred income taxes       470,000         81,999
                             ----------      ---------
  Total current assets        6,542,996      7,011,134

  Property, plant and
  equipment                   1,356,498      1,403,658
  Less:  Accumulated
  depreciation                  958,842        935,447
                             ----------      ---------
  Net property, plant and
  equipment                     397,656        468,211

  Goodwill                      535,108        536,273
  Other assets                   34,103         34,877
                             ----------      ---------
  Total assets               $7,509,863     $8,050,495
                             ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $3,076,160     $3,150,565
    Accrued expenses          1,083,963        846,174
    Short-term bank
    borrowings                1,300,000      1,400,000
    Notes payable                44,221         80,720
                             ----------      ---------
  Total current liabilities   5,504,344      5,477,459

  Deferred tax liability -
   non-current                   22,000         37,000
  Long term portion of notes
  payable                     2,386,730      2,416,184

    Stockholders' equity
    Common stock                  3,251          3,251
    Retained earnings
     (deficit)                 (406,462)       116,601
                             ----------      ---------
  Total stockholders' equity
   (deficit)                   (403,211)       119,852

  Total liabilities and
  stockholders' equity        $7,509,863     $8,050,495
                              ==========     ==========

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended        Six Months Ended
                               March 31,                 March 31,
                            2003       2002         2003          2002
                         ----------  ----------   -----------  -----------
Revenues (net of
discounts)              $ 9,693,480  $7,788,839   $22,782,964  $16,140,067
Cost of transportation    6,089,074   4,714,649    14,637,999    9,816,891
                         ----------  ----------   -----------  -----------
Gross profit              3,604,406   3,074,190     8,144,965    6,323,176

Selling, general and
administrative expenses   3,975,349   2,987,675     8,572,569    6,147,824
                         ----------  ----------   -----------  -----------
Income (loss) from
   operations             ( 370,943)     86,515      (427,604)     175,352

Other income (expense):
   Interest, net            (56,530)  ( 52,103)     ( 114,873)   ( 105,642)
   Gain/(loss) on sale
    of assets               ( 9,046)    (5,052)      (  6,923)   (   7,563)
   Other income/(expense)  (372,527)        39      ( 372,477)       1,455
                         ----------  ----------   -----------  -----------
Income (loss) before
income tax provision       (809,046)    29,399      ( 921,877)      63,602

Provision for income
taxes                      (355,801)    12,533      ( 398,813)      27,033

Net income (loss)         $(453,245)  $ 16,866     $ (523,064)   $  36,569
                         ==========  ==========   ===========  ===========
Weighted average common
shares - basic           32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
 share - basic             $   (.02)$     (.00)    $     (.02)  $      .00

Weighted average common
shares - diluted         32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
share - diluted            $   (.02)$     (.00)    $     (.02)  $      .00

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
 September 30, 2002


Consolidated net
 loss for the
 six months ended
 March 31, 2003                                      (523,064)   (523,064)
                    ___________  ______  _________  _________   _________

Balance at March
 31, 2003            32,509,872   3,251  $      0   $(406,462)  $(403,211)
                    ===========  ======  =========  =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                         Six Months Ended
                                            March 31,
                                         2003       2002
  Cash flows from operating
  activities:
  Net income                       $(523,064)    $ 36,569
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                    93,239      110,625
      Amortization                     1,166        2,332
      Provision for doubtful
        accounts                     108,809       55,853
      (Gain)/loss on sale of assets    6,923        7,563
      Deferred income taxes         (403,001)
      (Increase) decrease in assets:
          Accounts receivable         82,120      (32,297)
          Prepaid expenses and other
            assets                   626,041     (103,116)
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses          163,383     (194,069)
                                   ---------    ---------
  Net cash provided by (used for)
  operating activities               155,616     (116,640)

  Cash flows from investing
  activities:
     Purchase of equipment           (50,945)    ( 33,596)
     Proceeds from sale of property
      and equipment                   21,338       31,103
     Security deposits                   775        2,550
                                   ---------    ---------
  Net cash (used for)/provided by
  investing activities               (28,832)          57

  Cash flows from financing
  activities:
     Repayments under notes payable  (65,953)     (56,746)
     Repayments under short-term
      bank borrowings             (1,100,000)           0
     Borrowing under short-term
      Bank borrowings              1,000,000            0
                                   ---------    ---------
  Net cash used for financing
   activities                     (  165,953)     (56,746)

  Net (decrease) in cash
  and cash equivalents             ( 39,169)     (173,229)
  Cash and cash equivalents,
  beginning of year                 173,277       623,925
                                   ---------     ---------
  Cash and cash equivalents, end of
    period                         $134,108      $450,696
                                   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2002


1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2002 Form 10-K filing dated December 27, 2002 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2003 and September 30, 2002 and the results of operations for the three and six months ended March 31, 2003 and 2002, respectively.

2. Net income per common share appearing in the statements of operations for the three and six months ended March 31, 2003 and 2002, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3.   The balance sheet of Allstates WorldCargo at September 30, 2002 includes a non-trade receivable of $702,000, pursuant to an agreement the
Company entered in to with a third party company.   In September 2000,
Allstates had extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another company, unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. At that time, Allstates had outstanding loan advances of approximately $702,000 to QLS. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the loan after having made no payments to Allstates. The Company filed suit against the other company and against the guarantor for breach of contract, and subsequently the parties signed a Stipulation of Settlement whereby Allstates received a judgment against the other company for the full amount plus interest and attorney's fees. During the quarter ended March 31, 2003, the parties came to an agreement whereby the other company would pay Allstates a total of $330,000 in full settlement. Payments were to be made over four equal monthly installments at $82,500 per month. Three of the four installments were paid during the quarter ended March 31, 2003, and the final installment was received in May 2003. Allstates has recorded a charge in the amount of $372,000 during the second quarter of fiscal 2003, representing the difference between the receivable and the settlement amount.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 20 offices throughout the United States, and employs 105 people.

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

Results of Operations

    The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Six Months Ended
                             March 31,                  March 31,
                          2003        2002         2003      2002
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    62.8        60.5         64.2      60.8
                          ----        ----         ----      ----
Gross profit              37.2        39.5         35.8      39.2

Selling, general and
 administrative expenses  41.0        38.4         37.6      38.1
                          ----        ----         ----      ----
Operating income          (3.8)        1.1         (1.9)      1.1
Net income                (4.7)%       0.2%        (2.3)%     0.2%

Revenues

Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended March 31, 2003 increased by $1,905,000, or 24.5%, to $9,693,000, from the quarter ended March 31, 2002, reflecting a higher volume of shipments and total weight of cargo shipped. Sales increased for the six month period ended March 31, 2003 by $6,643,000, or 41.2%, to $22,783,000, in comparison to the six months ended March 31, 2002. The increase in shipping volume during both comparative periods can be partially attributed to a combination of the addition of two new stations during the third quarter of fiscal 2002, as well as the effect of additional sales personnel that were hired in the third and fourth quarters of fiscal 2002. Further accentuating the increase in revenues, sales volume had decreased during the comparative six month period ended March 31, 2002 in part due to the adverse effects of the events of September 11, 2001.

Included in total revenues of the six month period ended March 31, 2003 is approximately $1,787,000 of billing to one customer for the arrangement of international chartered aircraft. The Company was asked to make these arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports. Although Allstates offers charter airline services to its customers as part of the normal course of business, it cannot guarantee a recurrence of that
service at that level of billing.   International revenues increased in total
for the six months ended March 31, 2003 in comparison to the same period of the prior year by approximately $2.1 million or 54.4%, to $6,028,000. For the three month comparative period then ended, international revenues remained constant, totaling approximately $1.8 million in each quarter.

Domestic revenues increased by approximately $1.9 million or 31.1%, to $7,881,000 during the three-month period ended March 31, 2003 in comparison to the same period in the previous year, and increased by approximately $4.5 million or 36.9%, to $16,755,000 during the six month comparative period then ended. Domestic revenues generated during the first six months of fiscal 2003 included sales that were generated from one customer that accounted for 9.2% of total revenues for the current fiscal year quarter. Allstates has provided freight services to this customer for more than two years. Although Allstates is confident in its ability to continue to provide freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely.


Gross Profit

Gross profit represents the difference between net revenues and the cost of sales. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 2.3%, to 62.8%, for the three months ended March 31, 2003, in comparison to the same period in the previous year, and increased by 3.4%, to 64.2% of revenues during the six months ended March 31, 2003 in comparison to the same period in the previous year. The increase in the cost of sales percentage between the six month periods is substantially due to the effect of the charter airline services that Allstates provided to one customer during the period, which commands a higher cost of sales percentage than typical freight forwarding services. Also, the addition of certain lower profit margin customer accounts that are reflected in the reported increase in sales accounted for higher cost of sales percentages in both the three and six month comparative periods.

In absolute terms, the cost of sales increased by approximately $1.4 million or 29.2%, to $6,089,000 during the three months ended March 31, 2003 versus the comparative period in the prior year, and increased by $4.8 million or 49.1% during the six month period then ended, reflecting the increased sales volume. Gross margins decreased to 37.2% during the quarter ended March 31, 2003 from 39.5% in the same quarter of the previous fiscal year, and decreased to 35.8% during the six months then ended, from 38.1% in the prior year period. Gross profit increased by approximately $530,000 to $3,604,000 for the three months ended March 31, 2003 versus the same three months of the prior year, and increased by $1,822,000 for the six month comparative period.

Selling, General and Administrative Expenses

As a percentage of sales, operating expenses increased by 1.7% for the three months ended March 31, 2003 in comparison to the three months ended March 31, 2002, primarily reflecting higher fixed operating costs in relation to sales volume. For the six months ended March 31, 2003, operating expenses decreased by 0.5%of sales from the same period in the previous year, reflecting higher sales in relation to fixed operating expenses. In absolute terms, operating expenses increased by approximately $988,000 or 33.1% during the three-month period ended March 31, 2003 as compared to the same period in the prior fiscal year, and increased by approximately $2,425,000 or 39.4% during the six months then ended. The increase in SG&A expenses during both periods reflects a combination of the increased volume of revenues and gross profit during the quarter, represented primarily by higher commissions expense, the addition of two company stations, and the overall increase in sales and operations headcount.

Allstates paid commissions to salespeople, licensees and an independent sales agent, as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $350,000 and $899,000 respectively for the three and six month periods ended March 31, 2003, in comparison to the same periods in the previous year, reflecting the higher level of gross profits at certain licensee operations. During the third quarter of fiscal 2002, Allstates signed an agreement with an independent sales agent whereby the Company pays a percentage of gross profits earned from revenues generated by the agent. Allstates paid approximately $54,000 in commissions to this agent during the three months ended March 31, 2003, and paid approximately $127,000 during the six months then ended.

Personnel expenses increased by approximately $459,000 during the three months ended March 31, 2003 as compared to the same period of the prior year, and increased by approximately $978,000 for the comparative six months then ended. During the third quarter of fiscal 2002, Allstates opened and staffed two company-owned stations in Florida, where there had been no presence in recent years, and also increased sales and operations staff in other existing locations. On a net basis, the Company's headcount increased by 20, to 105 employees at March 31, 2003, compared to March 31, 2002.

Facilities expenses increased by approximately $43,000 during the quarter ended March 31, 2003 in comparison to the same quarter in the prior fiscal year, and increased by approximately $147,000 during the six month period then ended, driven by higher telephone expense as well as higher rent expense. The higher telephone expense reflects the increase in sales personnel as well the addition of the two new stations. The increase in rent expense primarily reflects the rental of warehouse space at one of the new Florida stations. That station provides warehousing service to one of its customers. Per an agreement with that customer, the station is guaranteed a minimum profit, which fully covers the rental expense.

Bad debt expense increased by approximately $35,000 and $53,000 for the three and six months ended March 31, 2003, reflecting the higher volume of sales during the comparative periods. Auto allowances increased by approximately $24,000 and $57,000 during the three and six month ended March 31, 2003, offset in part by lower depreciation expense as Allstates has gradually disposed its company owned automobile fleet in favor of paying an allowance for the business use of personal cars. Other expenses, which are related to the increase in employee headcount and the opening of the two company stations, accounted for the balance of the increase in SG&A. Travel & entertainment expense increased by approximately $14,000 and 39,000 during the three and six months ended March 31, 2003, and office supplies increased by approximately $14,000 and $24,000 during the same comparative periods..

SG&A expenses presented for the three months ended March 31, 2003 and 2002 are inclusive of expenditures to related parties totaling $329,321 and $302,207, respectively. SG&A expenses presented for the six months ended March 31, 2003 and 2002 are inclusive of expenditures to related parties totaling $714,799 and $650,997, respectively.


Income/(Loss) From Operations

Operating income decreased during the three months ended March 31, 2003 by approximately $457,000, to a loss of ($371,000), and decreased for the six months then ended by approximately $603,000, to a loss of ($428,000), as compared to operating income of $87,000 and $175,000 for the same three and six month periods of the previous year, primarily due to the higher SG&A expenses as indicated above. The operating margin for the three month period ended March 31, 2003 decreased by 4.9%, to (3.8%) of sales, and decreased for the six month period then ended by 3.0%.



Interest Expense and Income

     Net interest expense increased for the three and six months ended March 31, 2003 by approximately $4,000 and $9,000 respectively, as compared to the same period in the previous year, reflecting a higher level of borrowing on the Company's bank line of credit, offset by lower interest rates.

Other expense

     During the quarter ended March 31, 2003, the Company incurred a charge of approximately $372,000 for the partial write-off of a third party loan (see accompanying Notes to Financial Statements). Per an agreement with that party, Allstates agreed to accept $330,000 as full payment on the $702,000 loan receivable.

Net Income/(Loss)

Income before income taxes decreased to a loss of approximately $(809,000) during the quarter ended March 31, 2003 from a profit of $29,000 during the same period in the prior year. For the six months ended March 31, 3002, income before income taxes decreased to a loss of approximately $(922,000) from a profit of 64,000 for the six months ended March 31, 2002. The Company recorded a net tax benefit of $356,000 for the quarter ended March 31, 2003 as compared to a tax provision of $13,000 for quarter ended March 31, 2002. For the six months ended March 31, 2003, Allstates recorded a net tax benefit of $399,000 versus a tax provision of $27,000 for the same period of the previous year. The net loss amounted to approximately ($453,000) or (4.7%) of revenues during the second quarter of Fiscal 2003 versus a net profit of $17,000 or 0.2% of revenues in the second quarter of Fiscal 2002. The six month loss for fiscal 2003 totaled ($523,000) or (2.3%) of revenues, versus a profit of $37,000 or 0.2% of revenues in the same period of fiscal 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $156,000 for the six months ended March 31, 2002, compared to cash flow used for operations of approximately $117,000 for the six months ended March 31, 2002. For the six months ended March 31, 2003, cash was primarily provided by a combination of a decrease in accounts receivable and an increase in accounts payable as well as the receipt of loan funds due from a third party, offset by the net losses of the Company during the period. During the six months ended March 31, 2002, cash was primarily used to satisfy trade accounts payable and income tax obligations, offset by the net income of the Company.

At March 31, 2003, the Company had cash and cash equivalents of $134,000 and net working capital of $1,039,000, compared with cash and cash equivalents of $451,000 and net working capital of $1,432,000 respectively, at March 31, 2002. The decrease in working capital at March 31, 2003 from March 31, 2002 is primarily attributable to the Company's net loss during the prior twelve month period, which includes the partial write-off of a third party loan receivable.

The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the six months ended March 31, 2003, capital expenditures amounted to approximately $51,000, while capital expenditures amounted to approximately $34,000 for the six months ended March 31, 2002.

The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.25% at March 31, 2003). The interest rate is predicated on the Company maintaining an average compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,300,000 as of March 31, 2003.

In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another company, unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. Allstates had outstanding loan advances of approximately $702,000 to QLS prior to the purchase. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the loan after having made no payments to Allstates. The Company filed suit against the other company and the guarantor for breach of contract, and subsequently the parties signed a Stipulation of Settlement whereby Allstates received a judgement against the other company for the full amount plus interest and attorney's fees. An $80,000 payment in lieu of the personal guarantee was placed in escrow pending legal review of documentation supplied to the Company.

In January, 2003, the parties came to an agreement whereby the other company would pay Allstates a total of $330,000 in full settlement. Payments were scheduled to be made over four equal monthly installments at $82,500 per
month.   Three of the four installments were received during the quarter ended March 31, 2003, including the release of the escrow funds, and the final installment was received in May 2003.


Forward Looking Statements

The statements contained in all parts of this document including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition, effects of the Year 2000 issue; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation; the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

In the matter of Allstates's WorldCargo, Inc. v. Logistics Management Resources, Inc. and Daniel Pixler, Superior Court of New Jersey Law Division, Ocean County (Docket No. OCN-L-1822-01) in which the Company asserted a breach of contract, the parties, during the quarter ended March 31, 2003, came to an agreement whereby the defendants would pay Allstates a total of $330,000 in full settlement. The Company has received those funds, and has recorded a charge of $372,000 during the second quarter of fiscal 2003, representing the difference between the receivable and the settlement amount.


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


BY:       /s/ SAM DIGIRALOMO                  DATED:    May 14, 2003
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    May 14, 2003
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ALLSTATES WORLDCARGO, INC. (the "Company") on Form 10Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sam DiGiralomo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Sam DiGiralomo

Chief Executive Officer
May 14, 2003



                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ALLSTATES WORLDCARGO, INC. (the "Company") on Form 10Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig D. Stratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Craig D. Stratton

Chief Financial Officer
May 14, 2003

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

Date: May 14, 2003                 /s/ Sam DiGiralomo
                                     -----------------------------
                                     Sam DiGiralomo, Chief Executive Officer

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

Date: May 14, 2003              /s/ Craig D. Stratton
                                  -----------------------------
                                  Craig D. Stratton, Chief Financial Officer