Form 10-Q
period 2003-06-30
ALLSTATES WORLDCARGO INC
filed 2003-08-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.


    Commission file number        000-24991
                             ____________________


                         ALLSTATES WORLDCARGO, INC.
     -------------------------------------------------------------------
     (Exact name of issuer as specified in its charter)


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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2003.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending June 30, 2003 and 2002

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

   ITEM 5    OTHER INFORMATION..........................................15

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................15

      SIGNATURES........................................................16-19

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                June 30,       September 30,
                                  2003            2002
                               (Unaudited)         *
  Current Assets
    Cash and cash
    cash equivalents           $ 49,555      $ 173,277
    Accounts receivable, net
     of allowance for bad
     debt of $241,000         5,574,129      5,752,732
    Prepaid taxes                88,465        199,977
    Prepaid expenses and
    other current assets         79,107        803,149
    Deferred income taxes       470,000         81,999
                             ----------      ---------
  Total current assets        6,261,256      7,011,134

  Property, plant and
  equipment                   1,356,172      1,403,658
  Less:  Accumulated
  depreciation                  988,959        935,447
                             ----------      ---------
  Net property, plant and
  equipment                     367,213        468,211

  Goodwill                      535,108        536,273
  Other assets                   34,103         34,877
                             ----------      ---------
  Total assets               $7,197,680     $8,050,495
                             ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $3,001,770     $3,150,565
    Accrued expenses            850,219        846,174
    Short-term bank
    borrowings                1,300,000      1,400,000
    Notes payable                34,385         80,720
                             ----------      ---------
  Total current liabilities   5,186,374      5,477,459

  Deferred tax liability -
   non-current                   22,000         37,000
  Long term portion of notes
  payable                     2,386,730      2,416,184

    Stockholders' equity
    Common stock                  3,251          3,251
    Retained earnings
     (deficit)                 (400,675)       116,601
                             ----------      ---------
  Total stockholders' equity
   (deficit)                   (397,424)       119,852

  Total liabilities and
  stockholders' equity        $7,197,680     $8,050,495
                              ==========     ==========

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended        Nine Months Ended
                               June 30,                  June 30,
                            2003       2002         2003          2002
                         ----------  ----------   -----------  -----------
Revenues (net of
discounts)              $11,048,891  $9,478,739   $33,831,855  $25,618,806
Cost of transportation    7,045,480   5,757,277    21,683,479   15,574,168
                         ----------  ----------   -----------  -----------
Gross profit              4,003,411   3,721,462    12,148,376   10,044,638

Selling, general and
administrative expenses   3,941,956   3,477,435    12,514,525    9,625,259
                         ----------  ----------   -----------  -----------
Income (loss) from
   operations                61,455     244,027      (366,149)     419,379

Other income (expense):
   Interest, net            (55,718)  ( 54,228)     ( 170,591)   ( 159,870)
   Gain/(loss) on sale
    of assets                    50     (3,629)      (  6,873)   (  11,192)
   Other income/(expense)       -0-         51      ( 372,477)       1,506
                         ----------  ----------   -----------  -----------
Income (loss) before
income tax provision          5,787    186,221      ( 916,090)     249,823

Provision for income
taxes                           -0-     76,829      ( 398,813)     103,862

Net income (loss)         $   5,787   $109,392     $ (517,277)   $ 145,961
                         ==========  ==========   ===========  ===========
Weighted average common
shares - basic           32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
 share - basic             $    .00 $      .00     $     (.02)  $      .00

Weighted average common
shares - diluted         32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
share - diluted            $    .00 $      .00     $     (.02)  $      .00

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
 September 30, 2002


Consolidated net
 loss for the
 Nine Months ended
 June 30, 2003                                       (517,277)   (517,277)
                    ___________  ______  _________  _________   _________

Balance at June
 30, 2003            32,509,872   3,251  $      0   $(400,675)  $(397,424)
                    ===========  ======  =========  =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                         Nine Months Ended
                                            June 30,
                                         2003       2002
  Cash flows from operating
  activities:
  Net income                       $(517,277)    $145,961
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                   139,957      163,418
      Amortization                     1,166        3,498
      Provision for doubtful
        accounts                     141,166       83,980
      (Gain)/loss on sale of assets    6,873       11,192
      Deferred income taxes         (403,001)
      (Increase) decrease in assets:
          Accounts receivable         37,437     (737,895)
          Prepaid expenses and other
            assets                   835,553     (103,127)
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses         (144,749)     196,002
                                   ---------    ---------
  Net cash provided by (used for)
  operating activities                97,125     (236,971)

  Cash flows from investing
  activities:
     Purchase of equipment           (67,220)    ( 84,188)
     Proceeds from sale of property
      and equipment                   21,388       31,103
     Security deposits                   775     (  5,245)
                                   ---------    ---------
  Net cash (used for)
  investing activities               (45,057)    ( 58,330)

  Cash flows from financing
  activities:
     Repayments under notes payable  (75,789)    (107,925)
     Repayments under short-term
      bank borrowings             (1,100,000)           0
     Borrowing under short-term
      Bank borrowings              1,000,000      200,000
                                   ---------    ---------
  Net cash provided by (used
   for)/provided by financing
   activities                     (  175,789)      92,075

  Net (decrease) in cash
  and cash equivalents             (123,721)     (203,226)
  Cash and cash equivalents,
  beginning of year                 173,277       623,925
                                   ---------     ---------
  Cash and cash equivalents, end of
    period                         $ 49,556      $420,699
                                   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2003


1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2002 Form 10-K filing dated December 27, 2002 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2003 and September 30, 2002 and the results of operations for the three and nine months ended June 30, 2003 and 2002, respectively.

2. Net income per common share appearing in the statements of operations for the three and nine months ended June 30, 2003 and 2002, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3.   The balance sheet of Allstates WorldCargo at September 30, 2002 includes a non-trade receivable of $702,000, pursuant to an agreement the
Company entered in to with a third party company.   In September 2000,
Allstates had extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor disbursement services. The loan was secured by a $750,000 promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws. Pursuant to the bankruptcy proceedings, another company, unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. At that time, Allstates had outstanding loan advances of approximately $702,000 to QLS. As a contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000, plus 9% interest over six months, beginning in April 2001. The other company subsequently defaulted on the loan after having made no payments to Allstates. The Company filed suit against the other company and against the guarantor for breach of contract, and subsequently the parties signed a Stipulation of Settlement whereby Allstates received a judgment against the other company for the full amount plus interest and attorney's fees. During the quarter ended March 31, 2003, the parties came to an agreement whereby the other company would pay Allstates a total of $330,000 in full settlement. Payments were scheduled to be made over four equal monthly installments at $82,500 per month. Three of the four installments were paid during the quarter ended March 31, 2003, and the final installment was received in May 2003. Allstates recorded a charge of $372,000 during the second quarter of fiscal 2003, representing the difference between the receivable and the settlement amount.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates operates 19 branch offices throughout the United States, and currently employs 96 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 19 branch locations, 11 are licensee operations, while 8 are company owned and staffed operations.



Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Nine Months Ended
                             June 30,                   June 30,
                          2003        2002         2003      2002
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    63.8        60.7         64.1      60.8
                          ----        ----         ----      ----
Gross profit              36.2        39.3         35.9      39.2

Selling, general and
 administrative expenses  35.6        36.7         37.0      37.6
                          ----        ----         ----      ----
Operating income           0.6         2.6         (1.1)      1.6
Net income                 0.1%        1.2%        (1.5)%     0.6%

Revenues

Revenues of the Company represents gross consolidated sales less customer discounts. In total, revenues for the quarter ended June 30, 2003 increased by $1,570,000, or 16.6%, to $11,049,000, from the quarter ended June 30,
2002, reflecting a higher volume of shipments and total weight of cargo shipped. Sales increased for the nine month period ended June 30, 2003 by $8,213,000, or 32.1%, to $33,832,000, in comparison to the nine months ended June 30, 2002. The increase in shipping volume during both comparative periods can be attributed to a combination of the addition of two new stations during the third quarter of fiscal 2002, the effect of additional sales personnel hired in the second half of fiscal 2002, strong sales performance from certain licensee operations, and the improvement in the economy as compared to the previous fiscal year in which sales volume decreased due to the adverse effects of September 11, 2001.

Included in total revenues of the nine month period ended June 30, 2003 is approximately $1,787,000 of billing to one customer for the arrangement of international chartered aircraft. The Company was asked to make these arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports. Although Allstates offers charter airline services to its customers as part of the normal course of business, it cannot guarantee a recurrence of that
service at that level of billing.   International revenues increased in total
for the nine months ended June 30, 2003 in comparison to the same period of the prior year by approximately $2.4 million or 38.6%, to $8,439,000. For the three month comparative period then ended, international revenues increased by approximately $229,000 or 10.5%, to $2,412,000.

Domestic revenues increased by approximately $1.3 million or 18.4%, to $8,637,000 during the three-month period ended June 30, 2003 in comparison to the same period in the previous year, and increased by approximately $5.9 million or 30.0%, to $25,392,000 during the nine month comparative period then ended. Domestic revenues generated during the first nine months of fiscal 2003 included sales that were generated from one customer that accounted for 8.6% of total revenues. Allstates has provided freight services to this customer for approximately three years. Although Allstates is confident in its ability to continue to provide freight services to this customer, there is no contractual agreement in place, and therefore the Company can not guarantee that this business will continue indefinitely.


Gross Profit

Gross profit represents the difference between net revenues and the cost of sales. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 2.9%, to 63.8%, for the three months ended June 30, 2003, in comparison to the same period in the previous year, and increased by 3.3%, to 64.1% of revenues during the nine months ended June 30, 2003 in comparison to the same period in the previous year. The increase in the cost of sales percentage between the three and nine month comparative periods reflects the addition of certain lower margin customer accounts that make up a significant portion of the increase in sales volume. Furthermore, the effect of the charter airline services that Allstates provided to one customer during the nine months ended June 30, 2003 had a substantial impact on the cost of sales percentage, as charter service typically affords a lower profit margin than typical airfreight forwarding services. In absolute terms, the cost of sales increased by approximately $1.3 million or 22.4%, to $7,045,000 during the three months ended June 30, 2003 versus the comparative period in the prior year, and increased by $6.1 million or 39.2% during the nine month period then ended, reflecting the increased sales volume. Gross margins decreased to 36.2% during the quarter ended June 30, 2003 from 39.3% in the same quarter of the previous fiscal year, and decreased to 35.9% during the nine months then ended, from 37.6% in the prior year period. Gross profit increased by approximately $282,000 to $4,003,000 for the three months ended June 30, 2003 versus the same three months of the prior year, and increased by $2,104,000 for the nine month comparative period.

Selling, General and Administrative Expenses

As a percentage of sales, operating expenses decreased by 1.0% and 0.6% respectively for the three and nine months ended June 30, 2003 in comparison to the same periods of the previous year, primarily reflecting higher sales in relation to fixed operating expenses. In absolute terms, operating expenses increased by approximately $465,000 or 13.4% during the three-month period ended June 30, 2003 as compared to the same period in the prior fiscal year, and increased by approximately $2,889,000 or 30.0% during the nine months then ended. The increase in SG&A expenses during both periods reflects a combination of the increased volume of revenues and gross profit, represented primarily by higher commissions expense, the addition of two company stations, and the overall increase in sales and operations headcount.

Allstates paid commissions to salespeople, licensees and independent sales agents, as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $311,000 and $1,209,000 respectively for the three and nine month periods ended June 30, 2003, in comparison to the same periods in the previous year, reflecting the higher level of gross profits at certain licensee operations. Allstates has agreements with two independent sales agents whereby the Company pays a percentage of gross profits earned from revenues they generate. Allstates paid approximately $58,000 in agency commissions during the three months ended June 30, 2003, versus approximately $19,000 in the same period of the prior year, and paid approximately $189,000 during the nine months ended June 30, 2003, versus $23,000 during the comparative period of the previous year.

Personnel expenses increased by approximately $104,000 during the three months ended June 30, 2003 as compared to the same period of the prior year, and increased by approximately $1,082,000 for the comparative nine months then ended. During the third and fourth quarters of fiscal 2002, Allstates increased headcount when it opened and staffed two company-owned stations in Florida, where there had been no presence in recent years, while adding sales and operations staff in other existing locations in an effort to bolster sales. During the quarter ended June 30, 2003, the Company reduced its headcount to compensate for losses incurred in the first half of the fiscal year. The Company's headcount was 95 employees at June 30, 2003, versus 90 employees at June 30, 2002.

Facilities expenses increased by approximately $25,000 during the quarter ended June 30, 2003 in comparison to the same quarter in the prior fiscal year, and increased by approximately $172,000 during the nine month period then ended, primarily driven by higher rent and telephone expense. The increase in rent expense primarily reflects the rental of warehouse space at one of the new Florida locations, which provides warehousing service to one of its customers. Per an agreement with that customer, the station is guaranteed a minimum profit, which fully covers the rental expense. The increase in telephone expense is due to the effect of the additional sales and operations personnel, as well the addition of the two new stations.

In comparison to their prior year periods, bad debt expense increased by approximately $57,000 and cargo insurance increased by approximately $32,000
during the nine months ended June 30, 2003,   reflecting the higher volume of
sales. Auto allowances increased by approximately $69,000 during the nine month period ended June 30, 2003, reflecting the increase in salesperson headcount, offset in part by lower depreciation expense and auto insurance, as Allstates has gradually disposed its company owned automobile fleet in favor of paying an allowance for the business use of personal cars.

SG&A expenses presented for the three months ended June 30, 2003 and 2002 are inclusive of expenditures to related parties totaling $354,486 and $322,080, respectively. SG&A expenses presented for the nine months ended June 30, 2003 and 2002 are inclusive of expenditures to related parties totaling $1,069,285 and $973,077, respectively.

Income/(Loss) From Operations

Operating income decreased during the three months ended June 30, 2003 by approximately $183,000, to $61,000, and decreased for the nine months then ended by approximately $786,000, to a loss of ($366,000), as compared to operating income of $244,000 and $419,000 for the same three and nine month periods of the previous year, primarily due to the higher SG&A expenses as
indicated above.   The operating margin for the three month period ended June
30, 2003 decreased by 2.0%, to 0.6% of sales, and decreased for the nine month period then ended by 2.7% to a negative (1.1%).



Interest Expense and Income

     Net interest expense increased for the three and nine months ended June 30, 2003 by approximately $2,000 and $11,000 respectively, as compared to the same period in the previous year, reflecting a higher level of borrowing on the Company's bank line of credit, offset by lower interest rates.

Other expense

     During the quarter ended March 31, 2003, the Company incurred a charge of approximately $372,000 for the partial write-off of a third party loan (see accompanying Notes to Financial Statements). Per an agreement with that party, Allstates agreed to accept $330,000 as full payment on the $702,000 loan receivable.

Net Income/(Loss)

Income before income taxes decreased to a profit of approximately $6,000 during the quarter ended June 30, 2003 from a profit of $186,000 during the same period in the prior year. For the nine months ended June 30, 2003, income before income taxes decreased to a loss of approximately $(916,000) from a profit of 250,000 for the nine months ended June 30, 2002. The Company recorded no tax provision for the quarter ended June 30, 2003, as compared to a tax provision of $77,000 for quarter ended June 30, 2002. For the nine months ended June 30, 2003, Allstates recorded a net tax benefit of $399,000 versus a tax provision of $104,000 for the same period of the previous year. The net profit amounted to approximately $6,000 or 0.1% of revenues during the third quarter of Fiscal 2003 versus a net profit of $109,000 or 1.2% of revenues in the third quarter of Fiscal 2002. The nine month loss for fiscal 2003 totaled ($517,000) or (1.5%) of revenues, versus a profit of $146,000 or 0.6% of revenues in the same period of fiscal 2002.

Liquidity and Capital Resources


Net cash provided by operating activities was approximately $97,000 for the nine months ended June 30, 2003, compared to cash flow used for operations of approximately $237,000 for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, cash was primarily provided by the receipt of loan funds due from a third party, as well as a refund of federal tax payments, offset by a decrease in accounts payble and the net losses of the Company during the period. During the nine months ended June 30, 2002, cash was primarily used to finance the increase in accounts receivable, offset by the net income of the company.

At June 30, 2003, the Company had cash of approximately $50,000 and net working capital of $1,075,000, compared with cash of $173,000 and net working capital of $1,534,000 respectively, at June 30, 2002. The decrease in working capital at June 30, 2003 from June 30, 2002 is primarily attributable to the Company's net loss during the prior twelve month period, which includes the partial write-off of a third party loan receivable.

The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the nine months ended June 30, 2003, capital expenditures amounted to approximately $67,000, while capital expenditures amounted to approximately $84,000 for the nine months ended June 30, 2002.

The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.00% at June 30, 2003). The interest rate is predicated on the Company maintaining an average compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,300,000 as of June 30, 2003.

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

ITEM 3    CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2003, the Company's management, with the participation of its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were adequate.

     The Company has implemented a process designed by, or under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management, with the participation of its chief executive officer and chief financial officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      Exhibit 31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     (b) Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    August 14, 2003
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    August 14, 2003
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer