Form 10-K
period 2003-09-30
ALLSTATES WORLDCARGO INC
filed 2003-12-29
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                              Form 10-K
(Mark One)

[x]  ANNUAL  REPORT UNDER SECTION 13 0R 15(D) OF THE  SECURITIES
     EXCHANGE  ACT  OF 1934 FOR THE FISCAL YEAR ENDED  SEPTEMBER
     30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. YES | | NO |X|.


The  number of shares of Common Stock outstanding as of December
22, 2003 was 32,509,872 shares.

At December 22, 2003, the voting stock of the registrant had not been publicly quoted.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

     Allstates WorldCargo, Inc. (the "Company" or "Allstates") is a New Jersey Corporation formed in 1997 as Audiogenesis Systems, Inc. ("Audiogenesis"), pursuant to a corporate reorganization of Genesis Safety Systems, Inc. ("Genesis"). On August 24, 1999, Audiogenesis acquired 100 percent of the common stock of Allstates Air Cargo, Inc. in a reverse acquisition, and on November 30, 1999, changed its name to Allstates WorldCargo, Inc. Allstates is principally engaged in the business of providing global freight forwarding and other transportation and logistics services for its customers. Allstates is headquartered in Forked River, New Jersey.

     The freight forwarding business of Allstates was founded in 1961 by Joseph M. Guido, the Company's Chairman of the Board, with its first terminal opening in Newark, New Jersey. The Company provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. The Company operates 21 branch offices throughout the United States, and employs 98 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. Prior to the end of its September 30, 2000 fiscal year end, Allstates discontinued freight operations at their United Kingdom branch, opting instead to form a strategic alliance with an established UK freight forwarding company to handle its freight requirements in that area. Allstates has similar alliance agreements with agents in the European, South American and Far East markets.

     Allstates neither owns nor operates any aircraft or ships. By not owning or operating its own equipment, Allstates believes it is able to provide more flexible delivery schedules and shipment size. In addition, by eliminating the substantial fixed expenses associated with the ownership of such equipment, Allstates has been able to effect certain cost savings.

Marketing and Licensing

     Allstates markets its services through a network of 21 domestic offices, its strategic alliances, and selected agents throughout the world. Allstates is a party to several site licensing agreements in which those licensees have contracted with the Company to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 21 branch locations, 12 are licensees operations, while 9 are company owned and staffed operations.

     Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations. Allstates employs 21 full time sales personnel operating from the 9 company-owned offices.

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

Information Systems

     A primary component of Allstates's business strategy is the continued development of its advanced information systems. Allstates has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to its management and customers. Allstates continues to upgrade its information systems. Highlights of the information system are:

     . Real-time information which is available to employees and customers, including customer service, operations, sales and accounting
     .    Centralized system located in Forked River, New Jersey,
          with terminals throughout all offices
     . Accessible to customers via the Company's firewall-protected web site to track shipments and collect POD information.
     .    System tracks shipments from pickup order to delivery;
          confirms "on-board" and "out for delivery" status
     .    System can produce the following daily, monthly, yearly
          reports:
          (1)  Operations reports (inbound, outbound and on-hand reports)
          (2)  Sales reports (revenue, customer client list)
          (3)  Customer reports (POD report, shipping history report)
          (4)  Accounting reports (P&L reports)
     .    System auto rates revenues and costs
     .    System supports transactions via EDI (Electronic  Data
          Interchange)
     .    System is flexible in customizing reports to meet customer needs
     .    System is "bar-code" capable
     . Qualified customers can create an airway bill file via the Company web site, which is subsequently uploaded in to the operating system for processing.
     . System produces shipping labels and computerized airbills and airline bills

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

Competition

     Allstates competes with other companies in the same business, some of which are much larger and have substantially greater resources. There are approximately 1,500 direct competitors of various sizes throughout the country. The methods by which Allstates chooses to compete include highly skilled and experienced upper and middle management, a proprietary site-licensing program, cost control, professional sales representation, highly trained operations and customer service personnel, employee and customer premium awards program, and a wide range of enhanced services. In addition, the integration of Audiogenesis' experience and expertise with respect to its applications for inventory control provides the Company with added benefits for its customers. Allstates also owns its proprietary and customized computer software and advanced hardware. Allstates's website is functional, providing for cargo tracking, customer communication, and entry of house airway bills to qualifying customers.

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

Customers

     Allstates has a diverse customer base, with approximately 1,700 accounts. Over the 42 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

Employees

     As of December 12, 2003, the Company employed a total of 98 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted  for  96  employees  (of  which  12  are  part  time), including 50 in operations and customer service, 21 in sales, marketing and related activities, and 25 in administration and finance. The Audiogenesis Systems division has 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.

Pension Plan

Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 2003, the maximum contribution allowed by the Code was the lesser of 100% of an employees' compensation, or $12,000. Participants who attained age 50 prior to the close of the plan year are eligible to make catch-up contributions of an additional $2,000, after the maximum contribution has been made. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% vested at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 2003.

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


ITEM 2.    DESCRIPTION OF PROPERTY

     Allstates occupies approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 27,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties generally run from one to seven years and are scheduled to expire between fiscal 2004 and fiscal 2008. The total rent expense for company leased facilities was approximately $554,000 during fiscal 2003. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The  Company's  branch locations as of September  30,  2003 were:


                                   Miami, Florida
     Los Angeles, California

     Kenilworth, New Jersey        Dallas, Texas

     St. Louis, Missouri           Houston, Texas

     Jacksonville, Florida         Indianapolis, Indiana

     Pittsburgh, Pennsylvania      Minneapolis, Minnesota

     Philadelphia, Pennsylvania    Raleigh, North Carolina

     Atlanta, Georgia              San Francisco, California

     Baltimore, Maryland           San Diego, California

     Boston, Massachusetts         Wayne, New Jersey

     Chicago, Illinois             Orlando, Florida


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leased office space at the time. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates ("Carpenter")to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the chlorinated solvents in the groundwater was needed. A Remedial Investigation Work Plan was submitted in November 1999. The NJDEP approved the work plan on November 24, 1999. The approved work was performed by Carpenter in December 1999, as set forth in Carpenter's report dated March 13, 2000. The Carpenter report indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, a separate well that Carpenter also sampled, indicated an increase from the prior sampling event. The NJDEP suggested that the increase may be due to sediments collected with the groundwater sample, and recommended that the sampling be repeated. Carpenter conducted two additional sampling events to confirm groundwater concentrations of benzene in Monitoring Well 3 ("MW-3"). The sampling results indicated that concentrations of benzene have sufficiently decreased to allow case closure with the institution of a Classification Exception Area ("CEA"). Counsel for Allstates has confirmed with the New Jersey Department of Environmental Protection ("DEP") that the sampling results satisfactorily demonstrate a decreasing trend in benzene concentrations. At the DEP's request, Carpenter prepared a CEA proposal, which was submitted to the DEP on October 11, 2001. In the CEA proposal, Carpenter proposed no further action for the groundwater. The DEP subsequently issued a No Further Action ("NFA") letter for the soil and groundwater. Pursuant to the NFA, Allstates was to seal the monitoring wells at the site. The work was unable to be completed due to site improvements installed by the current property owner that rendered the monitoring wells inaccessible. The property owner indicated conceptual agreement to pay the additional costs necessary to access the wells for abandonment, projected by Carpenter at approximately $2,000. We are awaiting written confirmation from the property owner that the costs are acceptable and that the work may proceed.

The NFA also sets forth details of the CEA prepared for the site that projected when remaining groundwater contaminants will have fully degraded to meet DEP groundwater quality standards. Since the NFA was issued, the DEP's technical regulations were amended to require sampling at the end of the CEA period to confirm that ground water quality standards have been achieved. It is unclear whether DEP will be enforcing this requirement retroactively to cases such as Allstates where an NFA was issued prior to promulgation of the regulations. Since the CEA period has now expired, we are evaluating whether to collect a sample prior to abandonment of the wells. Should these samples confirm that contaminants have fully degraded, the CEA would then be terminated. If groundwater contamination has not degraded in accordance with the projections, the regulations will require the submission of a biennial certification conforming the effectiveness of the CEA. The biennial certifications will focus primarily on a confirmation by Allstates, based on inquiries made to local authorities, that groundwater at the site is not being used. Pursuant to the 1998 Agreement of Sale with Father Flanagan's Boys Home, the current owner is to pay Allstates $3,000 per year for any reporting or monitoring associated with an institutional control, which includes a CEA. This payment is to continue for so long as DEP requires the work or for 20 years, whichever period is the shortest. We anticipate that this will cover the cost of the reporting.

In March 1997, Allstates made claims against liability insurance carriers for coverage. The Company's counsel submitted invoices to the carrier in September 2003, and the Company is awaiting the carriers' response.

In the matter of Allstates WorldCargo, Inc. v. Logistics Management Resources, Inc. and Daniel Pixler (a/k/a Danny Pixler), Superior Court of New Jersey, Law Division, Ocean County, (Docket No. OCN-L-1822-01), in which, the Company asserted a breach of contract claim seeking damages in the amount of $702,477, plus interest and attorneys fees, the parties reached a final settlement in January 2003. The parties settled the action on the following terms:
Logistics Management Resources, Inc. ("LMRI") agreed to pay the Company the total sum of $330,000, and (2) defendants agreed to cause a third party (Trans Logistics, Inc. ("TLI") to assign to the Company certain accounts receivable with a face value of approximately $1,600,000, and to deliver to the Company a warranty duly executed by TLI warranting, among other things, that it was the sole owner of the receivables being assigned. LMRI subsequently made the required payments, and delivered the required assignment and warranty. The actual value, and the collectability if any, of the receivables is unknown.

The Company commenced an action entitled "Allstates WorldCargo, Inc. and Joe Ruiz v. Exel North American Logistics, Inc." in the Superior Court of New Jersey, Law Division, Ocean County, and bearing Docket No. OCN-L-2853-
02. In that action, the Company sought a declaratory judgment in connection with allegations that the defendant made with respect to certain activities of the Company and one of its employees. The defendant removed the action to the United States District Court, District of New Jersey, where it bore Civil Action No. 02-4730 (GEB). The defendant also asserted a Counterclaim. Insofar as the Counterclaim involved the Company, the defendant asserted claims of misappropriation of trade secrets, tortuous interference with business relations and contractual relations, unfair competition, conspiracy to commit trade secret theft, and conversion. The defendant sought unspecified damages, injunctive relief, an accounting, and the imposition of a constructive trust.

The Company vigorously denied the wrongdoing alleged in the Counterclaim, and vigorously defended against that Counterclaim. In January 2003, the action was settled by the exchange of mutual releases, with all parties agreeing to dismiss their respective claims.


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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2003. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                         YEAR ENDED SEPTEMBER 30,
                                  (in thousands, except per share data)

                                 1999     2000     2001     2002    2003

STATEMENT OF OPERATIONS DATA

Net sales                        $31,230 $33,213 $41,239  $36,403  $46,293
Income (loss) from operations 1,107 424 744 534 (326) Income (loss) from continuing
operations                          480       87     408      136     (582)
Net income (loss)                   480      (62)    408      136     (582)
Basic net income (loss) per
common share                       $.01     $.00    $.01     $.00    ($.02)
Diluted net income (loss) per
common share                       $.01     $.00    $.01     $.00    ($.02)

Weighted average
     Common shares outstanding
- basic                          32,510   32,510   32,510   32,510  32,510
Weighted average
     Common shares outstanding
- diluted                        32,523   32,521   32,510   32,510  32,510


BALANCE SHEET DATA:

Working capital                    $783  $   598   $1,316   $1,534  $1,050
Total assets                      6,070    7,892   7,095     8,050   8,287
Liabilities - current             3,812    5,695   4,614     5,477   6,338
Liabilities - long term           2,564    2,625   2,497     2,453   2,412
Total stockholders' equity        ( 306)    (427)    (16)      120    (462)

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the internet site is http://www.sec.gov. The public can also contact Mr. Craig Stratton at Allstates WorldCargo, Inc.,
4 Lakeside Drive South, Forked River, New Jersey, 08731, or through the internet web address http://www.allstatesair.com.

Results of Operations

     The  following  table sets forth for the periods  indicated
certain   financial  information  derived  from  the   Company's
consolidated statement of operations expressed as a percentage of net sales:

                                        Fiscal Year Ended  September 30,
                                            2003      2002      2001
                                        ---------------------------------
Revenues                                  100.0%     100.0%     100.0%
Cost of transportation                     65.0       61.3       57.7
Gross profit                               35.0       38.7       42.3

Selling, general and administrative
 expenses                                  35.7       37.2        40.5
Operating income                           (0.7)       1.5        1.8
Net income/(loss)                          (1.3)       0.4%       1.0%

REVENUES

Fiscal 2003 vs. fiscal 2002

     Revenues of the Company represent gross consolidated sales less customer discounts. For the fiscal year ended September 30, 2003, total revenues increased by $9,890,000, or 27.2%, to $46,293,000 compared to revenues earned in the previous fiscal year ended September 30, 2002, reflecting higher freight shipping volumes. Sales of domestic-routed freight increased by approximately $6.9 million or 24.9%, to $34,862,000, while international freight revenues increased by approximately $3.0 million or 34.8%, to $11,431,000.

     The growth in revenues in the current fiscal year as compared to the prior fiscal year is primarily a result of the improvement in the U.S. economy in 2003, the effect of additional sales personnel hired in the second half of fiscal 2002, and the full year effect of two company stations that were opened during the third quarter of fiscal 2002. The addition of a new licensee location during the second quarter of fiscal 2003 also contributed to the Company's increase in revenues. In addition, Allstates truck brokerage operation, which in previous years had exclusively provided logistical support for the
Company's   freight  forwarding  operations,   began   providing
truckload service to selected customers in fiscal 2003, accounting for approximately $950,000 in additional revenues.

     The Company's largest customer accounted for 7.9% of consolidated revenues in fiscal 2003. In November 2003, that customer began to utilize an alternate carrier to provide freight distribution services. Allstates continued to provide warehousing and devanning services to that customer during the quarter ending December 31, 2003, but expects to receive minimal business thereafter. Included in total revenues is approximately $1.8 million in billing to one customer for the arrangement of international chartered aircraft. The Company was asked to make these arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports during the first quarter of fiscal 2003.

Fiscal 2002 vs. fiscal 2001

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



GROSS PROFIT

Fiscal 2003 vs. fiscal 2002

     Gross profit represents the difference between net revenues and the cost of providing transportation services. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 3.7 %, to 65.0 %, for the fiscal year ended September 30, 2003 as compared to the fiscal year ended September 30, 2002. The higher cost of sales percentage reflects the addition of certain lower margin customer accounts during the year, the low margin percentage effect of the chartered airline service the Company provided in October, 2002, and the growth of the Company's truck brokerage business which operates at lower margins than freight forwarding operations. In absolute terms, cost of sales increased by approximately $7,776,000, or 34.9%, to $30,089,000 for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002, due to the higher sales volume. Gross margins decreased to 35.0% of sales for fiscal 2003. Gross profits increased by approximately $2,113,000, or 15.0%, to $16,204,000 for fiscal 2003 versus fiscal 2002.

Fiscal 2002 vs. fiscal 2001

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




SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Fiscal 2003 vs. fiscal 2002

     Selling, general and administrative expenses include all personnel costs, facilities costs, and licensee commissions. Operating expenses decreased as a percentage of revenues for the fiscal year ended September 30, 2003 by 1.5%, to 35.7%, reflecting the increase in the Company's sales in relation to fixed operating expenses. In absolute terms, SG&A expenses increased in fiscal 2003 by $2,973,000 or 21.9%, to $16,529,000 compared to the previous fiscal year. Personnel expenses, which include all employee compensation and benefit costs, increased by approximately $919,000 over fiscal 2002 costs. This reflects the increase in headcount during the second half of fiscal 2002 resulting from the opening of two company-owned stations in Florida, while adding sales and operations staff in other existing locations in an effort to bolster sales. During the third quarter of fiscal 2003, Allstates reduced its headcount to compensate for losses incurred in the first half of the fiscal year.

     Allstates pays commissions to licensees and independent sales agents as compensation for generating profits for the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $1,497,000 for the fiscal year ended September 30, 2003 in comparison to the prior fiscal year, reflecting increased gross profits at certain licensee operations. Allstates also has agreements with two independent sales agents whereby the Company pays a percentage of gross profits earned from revenues they generate, and which accounted for approximately $144,000 in additional expense over the previous fiscal year.

     Facilities expenses increased by approximately $169,000 in fiscal 2003 over fiscal 2002, primarily due to increased rental costs related to the opening of the two Florida locations. One of the two Florida locations provides warehousing services to one of its customers. Per an agreement with that customer, the station is guaranteed a minimum profit, which fully covers the Company's cost of renting that warehouse space. Insurance expense, including cargo and general liability, increased by approximately $98,000 reflecting the increase in revenues and payroll expense during the fiscal year, by which our premiums are calculated. Automobile allowances increased by approximately $73,000 during fiscal 2003, reflecting the increase in saleperson headcount, offset in part by lower depreciation expense as Allstates has been gradually disposing its company owned automobile fleet in favor of paying an allowance for the business use of personal cars. Bad debt expense increased by approximately $60,000 in comparison to the prior fiscal year, primarily reflecting the higher revenues.

Fiscal 2002 vs. fiscal 2001

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



Operating (loss)/income

     Income from operations decreased during the fiscal year ended September 30, 2003 by approximately $859,000, to a loss of ($326,000), in comparison to the fiscal year ended September 30, 2002, due to higher operating expenses incurred. The operating margin decreased by 2.2% during fiscal year 2003.

     Income from operations decreased during the fiscal year ended September 30, 2002 by approximately $210,000, to $534,000, in comparison to the fiscal year ended September 30, 2001 for the reasons indicated. Operating margins decreased by 0.3% during the fiscal year 2002.


Interest expense

     Allstate's interest expense obligation consists primarily of the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the August 24, 1999 reverse acquisition, as well as on borrowings against the line of credit established with the bank. Interest on the note was approximately $170,000 and $171,000 during fiscal 2003 and fiscal 2002, respectively.

     Interest expense during the fiscal year ended September 30, 2003 was consistent with the previous fiscal year, totaling approximately $226,000. While the average borrowing rate of interest during fiscal 2003 was lower than fiscal 2002, the average outstanding borrowings during fiscal 2003 were higher than the previous fiscal year. Interest expense decreased by approximately $19,000 during the fiscal year ended September 30, 2002 as compared to the prior fiscal year, reflecting a lower borrowing rate of interest on the Company's line of credit, offset by higher average outstanding borrowings.


Loss on Sale of Assets

     Allstates realized a loss on the sale of assets in fiscal 2003 of approximately ($27,000), versus a loss of approximately ($6,000) in fiscal 2002, reflecting the sale of company owned
automobiles.   In comparison to fiscal 2002, during the fiscal
year ended September 30, 2001 Allstates realized a gain on the sale of property that the Company co-owned with the Chairman, Joseph Guido. The property was sold on January 11, 2001 and the proceeds of the sale were allocated between Mr. Guido and Allstates WorldCargo. The Company's portion of the net proceeds after closing costs was $184,005.98, of which a gain of approximately $153,000 was realized. The total gain on the sale of assets for the year ended September 30, 2001 was approximately $157,000.


Other expense

     During the quarter ended March 31, 2003, the Company incurred a charge of approximately $372,000 for the partial write-off of a third party loan. Per an agreement with that party, Allstates agreed to accept $330,000 as full payment on the $702,000 loan receivable.


Net income/(loss)

      The net income before taxes decreased by approximately $1,263,000, to a net loss of ($950,000) for the fiscal year ended September 30, 2003, in comparison to the prior fiscal year ended September 30, 2002. The Company recorded a tax benefit of $368,000 for fiscal 2003. The net loss for fiscal 2003 was ($582,000) versus net income of $136,000 in the previous fiscal year.

     Income before taxes decreased by $383,000, to $313,000 for the fiscal year ended September 30, 2002, as compared to the previous fiscal year. The provision for income taxes was approximately $177,000 for fiscal 2002. Net income totaled $136,000 for the fiscal year ended September 30, 2002 versus $408,000 for the fiscal year ended September 30, 2001.


Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $749,000 for the fiscal year ended September 30, 2003 compared to net cash used for operations of approximately $914,000 for the fiscal year ended September 30, 2002. In fiscal 2003, cash was primarily provided by the receipt of loan funds due from a third party, a refund of federal tax payments, and an increase in accounts payable, offset by an increase in accounts receivable. In fiscal 2002, cash was primarily used to finance the increase in accounts receivable, offset by the net income of the Company as well as the increase in accounts payable.

     At September 30, 2003, the Company had cash and cash equivalents of $517,000 and net working capital of $1,050,000, compared with cash and cash equivalents of $173,000 and net working capital of $1,534,000 respectively, at September 30, 2002. The decrease in working capital at September 30, 2003 in comparison to September 30, 2002 is primarily attributable to the Company's net loss during the fiscal year, which includes the partial write-off of a third party loan.

     The Company's investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the fiscal year ended September 30, 2003, capital expenditures totaled approximately $106,000. Proceeds from the sale of fixed assets, primarily of company-owned automobiles, amounted to approximately $37,000. For the fiscal year ended September 30, 2002, Allstates spent approximately $136,000 on capital expenditures, and receiving approximately $37,000 in proceeds from the sale of company automobiles. Prior to the end of fiscal 2000, Allstates extended a $200,000 loan to a shareholder and officer of the Company. The loan was paid in full to the Company in September 2002 as per the loan agreement.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.00% at September 30, 2003). The interest rate is predicated on the Company maintaining an average compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit at September 30, 2003 and 2002 were $1,150,000 and $1,400,000, respectively.

     In September, 2000, Allstates extended an operating loan to an unrelated freight and warehouse services company, Q Logistics Solutions, Inc. ("QLS"), as part of an agreement that the Company entered into to provide customer invoicing and vendor
disbursement  services.   The loan was  secured  by  a  $750,000
promissory note signed by the borrower, and for which a Form UCC-1 financing statement was filed. In February 2001, QLS filed for Chapter 11 protection under the U.S. bankruptcy laws.
Pursuant   to  the  bankruptcy  proceedings,  another   company,
unrelated to Allstates WorldCargo, Inc., purchased the assets of QLS in May 2001. Allstates had outstanding loan advances of
approximately  $702,000 to QLS prior  to  the  purchase.   As  a
contingency of that purchase, Allstates entered in to an agreement with the other company whereby Allstates assigned the Form UCC-1 filing to them in exchange for their promissory note, secured by a personal guarantee made by an officer of that company, to pay the full loan amount of approximately $702,000,
plus 9% interest over six months, beginning in April 2001.   The
other company subsequently defaulted on the loan after having made no payments to Allstates. The Company filed suit against the other company and the guarantor for breach of contract, and subsequently the parties signed a Stipulation of Settlement whereby Allstates received a judgement against the other company
for  the  full  amount  plus interest and attorney's  fees.   An
$80,000 payment in lieu of the personal guarantee was placed in escrow pending legal review of documentation supplied to the
Company.   In  January, 2003, the parties came to  an  agreement
whereby the other company would pay Allstates a total of $330,000 in full settlement. Payments were scheduled to be made over four equal monthly installments at $82,500 per month,
including  the release of the escrow funds.   All payments  were
received by the Company as per the schedule.



Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) including, but not limited to, those relating to the availability of cargo space; the Company's plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation; the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
   For the Fiscal Years Ended September 30, 2003 and 2002

                          CONTENTS
                                                  Page

INDEPENDENT AUDITORS' REPORT                              F1

FINANCIAL STATEMENTS

 Consolidated Balance Sheets                            F2 -F3

 Consolidated Statements of Income (Loss)                 F4

 Consolidated Statements of Earnings Per Share            F5

 Consolidated Statements of Stockholders' Equity(Deficit) F6

 Consolidated Statements of Cash Flows                    F7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS          F8 - F17

                INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (a corporation), as of September 30, 2003 and 2002, and the related consolidated statements of net income (loss), earnings per share, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements (see Note 1) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2003 and 2002, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Toms River, New Jersey
December 16, 2003



                              F1

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and 2002

Assets

                                                                2003          2002
                                                                ----          ----
Current Assets
  Cash and cash equivalents                                  $    516,639  $   173,277
  Accounts Receivable, net of allowance for doubtful
    accounts of $229,364 and $185,640, respectively             6,226,209    5,752,732
  Inventories                                                      28,644       24,212
  Prepaid Expenses and Other Assets                               126,547      978,914
  Deferred Income Taxes - Current Portion                         490,000       81,999
                                                              ------------  -----------
    Total Current Assets                                        7,388,039    7,011,134
                                                              ------------  -----------
PROPERTY, PLANT AND EQUIPMENT,
    net of accumulated depreciation                               325,562      468,211
                                                              ------------  -----------
INTANTIBLE AND OTHER ASSETS
  Deposits                                                         38,571       34,877
  Goodwill, including acquisition costs,
    net of accumulated amortization                               535,108      536,273
                                                              ------------  -----------
    Total Other Assets                                            573,679      571,150
                                                              ------------  -----------
Total Assets                                                 $  8,287,280  $ 8,050,495
                                                              ============ ============

            See accompanying notes and independent auditors' report

                                            F2

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and 2002

Liabilities and Stockholders' Equity (Deficit)

                                                              2003          2002
Current Liabilities                                           ----          ----
  Accounts Payable                                       $ 4,336,623    $ 3,150,565
  Accrued Expenses                                           823,029        846,173
  Short-Term Bank Borrowings                               1,149,500      1,400,000
  Current Portion of Notes Payable                            28,638         80,720
                                                          ----------      ---------
    Total Current Liabilities                              6,337,988      5,477,458
                                                          ----------      ---------
LONG TERM LIABILITIES
Deferred Tax Liability - Non-current portion                  25,000         37,000
Long-Term Portion of Notes Payable                         2,386,730      2,416,184
                                                          ----------      ---------
    Total Long-Term Liabilities                            2,411,730      2,453,184
                                                          ----------      ---------
    Total Liabilities                                      8,749,718      7,930,642
                                                          ----------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.0001 par value, 50,000,000 shares
    authorized,  32,509,872 shares issued
    and outstanding                                            3,251          3,251
  Retained Earnings (Deficit)                               (465,689)       116,602
                                                          ----------      ---------
    Total Stockholders' Equity (Deficit)                    (462,438)       119,853
                                                          ----------      ---------
Total Liabilities and Stockholders' Equity (Deficit)     $ 8,287,280    $ 8,050,495
                                                          ==========      =========

            See accompanying notes and independent auditors' report

                                      F3

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
For the Fiscal Years Ended September 30, 2003 and 2002

                                                                 2003           2002
                                                                 ----           ----
NET SALES                                                    $ 46,293,052    $ 36,403,360
COST OF SALES                                                  30,089,183      22,312,966
                                                              ------------   ------------
    Gross Profit                                               16,203,869      14,090,394

OPERATING EXPENSES
Selling, General and Administrative                            16,529,442      13,556,680
                                                             ------------    ------------
    Income from Operations                                       (325,573)        533,714
                                                              ------------   ------------
OTHER INCOME (EXPENSE)
  Interest Income                                                     613          10,403
  Interest Expense                                               (226,714)       (226,322)
  Gain on Sale of Assets                                         ( 26,534)       (  6,133)
  Other Income                                                   (371,916)          1,506
                                                              ------------   ------------
  Total Other Income (Expense)                                   (624,551)       (220,546)
                                                              ------------   ------------
    Income (Loss) Before Tax Provision                           (950,124)        313,168

Provision for Income Taxes                                       (367,833)        177,195
                                                              ------------   ------------
    Net Income Applicable to Common Shareholders             $   (582,291)        135,973
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F4

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings Per Share
For the Fiscal Years Ended September 30, 2003 and 2002

                                                                 2003           2002
                                                                 ----           ----

EARNINGS PER SHARE - BASIC
  Net Income (Loss) Applicable to Common Shareholders        $   ( 582,291)      135,973
  Per Common Share - Basic                                   $   (    0.02) $       0.00
                                                              ============   ============
Shares Used in Per Share Calculation - Basic                    32,509,872    32,509,872
                                                              ============   ============

Earnings Per Share - Diluted
  Net Income (Loss) Applicable to Common Shareholders        $   ( 582,291)      135,973

  Per common share - diluted                                 $   (    0.02) $       0.00
                                                              ============   ============
Shares Used in Per Share Calculation - Diluted                  32,509,872    32,509,872
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F5

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Fiscal Years Ended September 30, 2003 and 2002

                               Common Stock
                                                 Other          Retained    Total
                            Number of            Comprehensive  Earnings  Stockholders'
                            Shares     Par Value Income (Loss) (Deficit)  Equity (Deficit)
                            ---------  --------- ------------- ---------- ----------------
Balance at
 September 30, 2001         32,509,872 $3,251  $     -      $ (  19,371)   $( 16,120)

Consolidated net gain
 for the fiscal year
 ended September 30, 2002                                       135,973      135,973
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2002         32,509,872 $3,251  $     -      $   116,602    $ 119,853

Consolidated net loss
 for the fiscal year
 ended September 30, 2003                                      (582,291)   ( 582,291)
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2003         32,509,872 $3,251  $     -      $  (465,689)  $( 462,438)

                            ========== ======= ============   =========== =============


            See accompanying notes and independent auditors' report

                                   F6

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2003 and 2002

                                                                        2003          2002
Cash Flows From Operating Activities:                                   ----          -----
 Net Income (loss) Applicable to Common Shareholders                  $  (582,291)$    135,973
 Adjustments to reconcile net income (loss) applicable to
   common shareholders to net cash provided
   by operating activities:
    Depreciation                                                          185,728     220,568
    Amortization                                                            1,166       4,664
    Provision for bad debts                                               182,379     122,040
    Loss on Sale of Equipment                                              26,534       6,133
    (Increase) Decrease in:
      Accounts Receivable                                                 (655,856)(1,710,340)
      Inventories                                                         (  4,432)  (    533)
      Prepaid Expenses and Other Assets                                    852,366   (157,372)
      Deferred Income Taxes                                               (420,001)    69,000
    Increase (Decrease) in:
      Accounts Payable                                                   1,186,058    588,304
      Accrued Expenses                                                    ( 23,146)  (170,095)
      Taxes Payable                                                            -     ( 22,116)
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Operating Activities              748,505   (913,774)
                                                                         ----------   ---------
Cash Flows From Investing Activities:
  Purchase of Equipment                                                   (106,344)   (136,007)
  Proceeds from Sale of Equipment                                           36,732      36,503
  Loans to shareholders                                                       -        200,000
  Deposits                                                                (  3,693)   (  6,046)
                                                                         ----------   ---------
        Net Cash Provided from Investing Activities                       ( 73,305)     94,450
                                                                         ----------   ---------
Cash Flows From Financing Activities:
  New borrowings:
    Short-Term                                                             999,500     500,000
    Long-Term
  Debt reduction:
    Short-Term                                                          (1,250,000)        -
    Long-Term                                                           (   81,338)   (131,324)
                                                                         ----------   ---------
        Net Cash Provided From (Used by) Financing Activities           (  331,838)    368,676
                                                                         ----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents                       343,362    (450,648)
Currency Translation Adjustments                                              -

Cash and Cash Equivalents, Beginning of Year                               173,277     623,925
                                                                         ----------   ---------
Cash and Cash Equivalents, End of Year                                 $   516,639     173,277
                                                                         ==========   =========

            See accompanying notes and independent auditors' report

                                     F7

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002



NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     Nature of Operations

     On August 24, 1999, Audiogenesis Systems, Inc. (Audiogenesis), entered into a reverse acquisition with Allstates Air Cargo, Inc. and its subsidiaries (Allstates). On August 24, 1999, Allstates Air Cargo, Inc. became a wholly owned subsidiary of Audiogenesis. On November 4, 1999, Audiogenesis Systems, Inc. filed a Certificate of Amendment to the Certificate of Incorporation, officially changing its name to Allstates WorldCargo, Inc. (WorldCargo). As a result of this transaction, the sole shareholder of Allstates Air Cargo, Inc. became a 55.37% shareholder of WorldCargo. Management has elected to utilize the new name (Allstates WorldCargo, Inc. and Subsidiaries) for purposes of these financial statements. The entities that are included in these consolidated financial statements are as follows:

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

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (Continued)

     e-tail  Logistics,  Inc. - e-tail Logistics,  Inc.  was
     incorporated in the State of New Jersey on February 11,
     2000.   e-tail Logistics is a majority owned subsidiary
     of WorldCargo.

     Reverse Acquisition

     For purposes of these consolidated financial statements, the purchase of Allstates Air Cargo, Inc. by Allstates WorldCargo, Inc. is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, Allstates Air Cargo, Inc. is considered the acquirer in the reverse acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     For purposes of the accompanying consolidated financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates WorldCargo, Inc. is considered a subsidiary. Therefore, these consolidated financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2003 and 2002. The statements of income (loss) include the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the years ended September 30, 2003 and 2002. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At varying times during the years ended September 30, 2003 and 2002, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC. Management considers the risk of loss to be minimal.

     Cash Equivalents

     For  purposes  of the consolidated statements  of  cash
     flows,   the   Company  considers  all  highly   liquid
     investments with original maturities of three months or less to be cash equivalents.

     Fair Value of Consolidated Financial Statements

     The carrying values of cash, accounts receivable, accounts payable, accrued expenses, taxes payable, notes payable and other current liabilities approximates fair value because of the relatively short maturity of these instruments.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE   2   -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

     Inventories

     For  both  financial reporting and income tax purposes,
     inventory  is  stated  on  the  cost  basis.   Cost  is
     determined using the first-in, first-out method.

     Depreciation

     Property, plant and equipment consist principally of building and improvements, vehicles, computers and software, office equipment, and furniture and fixtures which are stated at historical cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to fifteen years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statements of income (loss). Depreciation expense for the years ended September 30, 2003 and 2002 was $185,728 and $220,568, respectively.

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

     Advertising

     The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended
     September  30, 2003 and 2002 were $28,121 and  $19,544,
     respectively.

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

     Bad Debts

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2003 and 2002 was $182,379 and $122,040, respectively.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized by major classifications as follows:

                               2003            2002

Leasehold
Equipment                 $ 48,062            $  47,015

Vehicles                   315,789              517,707

Equipment and
Software                   857,239              791,303

Furniture and
Fixtures                    47,542               47,542
                        ----------              ---------
                         1,268,632              1,403,657
Less Accumulated
Depreciation               943,070                935,446
                        ----------              ---------
                        $  352,562             $  468,211
                        ==========              =========


NOTE 4 - AMORTIZATION OF GOODWILL AND ACQUISITION COSTS

     Commencing with the fiscal year beginning October 1, 2001, the Company implemented Statement of Financial Accounting Standards Statement No. 142, "Accounting for Goodwill and Intangible Assets", which no longer allows for the amortization of goodwill. The new statement requires the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Pursuant to the Company's impairment tests conducted for the years ended September 30, 2003 and 2002, no write off of the carrying value is deemed necessary.

     Effective January 1, 2003, the Company ceased amortizing the costs associated with the acquisition of Audiogenesis by Allstates and will include such costs in its annual goodwill impairment test as discussed above. Amortization expense for the years ended September 30, 2003 and 2002 were $1,166 and $4,664, respectively.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE 5 - LONG-TERM DEBT

     The Company's notes payable balance at September 30, 2003 and 2002 consist of the following:


                                                 2003            2002
Notes payable from Joseph M. Guido to
the Estate of
A.G. Hoffman, Jr., assumed by the
Company, in the
aggregate originally totaled
$2,511,730, with repayment
over 101 years at annual principal
payments of
$25,000 plus interest at 7% per year.
All or any
of the notes may be paid at any time
before maturity
without any prepayment penalty.  In
the event of a
default under the notes by the
Company, Joseph M.
Guido remains personally liable for
the notes, and
the 101 shares of Allstates Air
Cargo, Inc. common
stock held as security under the
notes (representing
48.1% of the issued and outstanding
common stock
of Allstates Air Cargo, Inc.) may be
sold at public or
private sale.                                    $2,411,730    $2,436,730

Notes Payable to GMAC in the
aggregate originally
totaled $354,985, with repayment
over 36 months
at monthly payments, inclusive of
interest, ranging
from $513 to $843 with
interest ranging
from 0.90% to 3.90%.  These loans
are secured
by the vehicles to which they
relate.                                               -            30,716

Notes Payable to Fleet Bank in
the aggregate
originally totaled $76,903, with
repayment over 36
months with monthly payments
inclusive of interest
ranging from 7.90% to 8.50%.
These loans are
secured by the vehicles which
they relate.                                          3,836        29,458
                                                  ---------     ---------

                                                  2,415,566     2,496,904
Less: Current Portion                                28,836        80,720
                                                -----------    ----------
                                                 $2,386,730    $2,416,184
                                                ===========   ===========

     Future  maturities for long-term debt as  of  September
     30, 2003 is as follows:

     For the fiscal years ended September 30,  2004       26,836
                                               2005       25,000
                                               2006       25,000
                                               2007       25,000
                                               2008       25,000
                                         Thereafter    2,286,730
                                                       _________
                                             Total    $2,415,566
                                                       =========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE 6 - LINE OF CREDIT

     Allstates Air Cargo, Inc. has a $2,000,000 line of credit agreement with Sun National Bank, which expires February 28, 2004. Interest on outstanding borrowings currently accrues at the Wall Street Journal's (WSJ) prime rate of interest per annum (4. % as of September 30, 2003). The interest rate is predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000.
     If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by 1% over the WSJ's prime rate at the time of failure.
     The balance outstanding on the line of credit as of September 30, 2003 and 2002 was $1,149,500 and $1,400,000,
     respectively.

     Loan   collateral   includes  the  Company's   accounts
     receivable and the unlimited, unconditional guarantees of Joseph Guido, Teresa Guido and Allstates Allcargo
     (US), Inc.


NOTE 7 - PROVISION FOR INCOME TAXES

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                          2003     2002
                                          ----     ----
Expected Federal
statutory rate                            0.00%   34.000%
Expected State statutory
rates (average)                          8.893%    8.893%
                                        -------   -------

Total expected                           8.893%   42.893%
statutory rate

Miscellaneous Book to Tax
Adjustments                             -2.253%   -8.344%

Deferred income tax
expense (benefit):
 Federal                                -35.040%  17.186%
 State                                  -10.310%   4.847%
                                        -------   -------
Income Tax Expense (Benefit) -
Effective Tax Rate                       -38.710%  56.582%
                                        =======  ========

     The   Company's  provision  for  income  taxes  as   of
     September 30, 2003 and 2002 consist of the following:

                                                  2003     2002
                                                  ----     ----
Current Income Tax Expense
          Federal                             $    -    $  50,775
          State                                 62,980     57,420
                                               -------    -------
          Total - Current                       62,980    108,195
                                               -------    -------
Deferred Income Tax (Benefit) Expense
          Federal                             (332,901)    53,318
          State                                (97,912)    15,682
                                                ------     ------
          Total - Deferred                    (430,813)    69,000
                                                ------    -------
          TOTALS                             $(367,833)  $177,195
                                              ========    =======

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE 7 - PROVISION FOR INCOME TAXES (Continued)

     The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 2003 and 2002 are as follows:

                                   2003           2002
                                   ----           ----
     Deferred Tax Assets
     --------------------
     Accounts Receivable        $ 101,000      $  81,999
     Net operating loss           389,000           -
                                 --------        --------
     Totals                     $ 490,000      $  81,999
     ------                      ========        ========

     Deferred Tax Liabilities
     ------------------------
     Depreciable and
      amortizable assets         $ 25,000        $ 37,000
                                 ========        ========


     At September 30, 2003 and 2002, the Company has a future income tax benefit for net write offs of its investment account in one of its Subsidiaries (Allstates Allcargo (U.S.) Inc. The estimated future income tax benefit of this transaction is approximately $127,000. For financial statement purposes, a 100% complete valuation allowance has been recorded by management in the amount of $127,000 as of September 30, 2003 and 2002, and therefore, this future estimated tax benefit is not reflected in these financial statements.


NOTE 8 - NET OPERATING LOSS CARRYFORWARD

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

     Pursuant to a ruling received by the Internal Revenue Service, effective October 1, 1999, the operating losses incurred by Allstates Allcargo (UK), LTD. may be offset against taxable income of Allstates WorldCargo, Inc. in the consolidated filing of its Federal income tax returns. For tax purposes only, Allstates Allcargo US Inc. will treat the foreign subsidiary Allstates Allcargo (UK), LTD. as a disregarded entity and not as a subsidiary. Therefore, the tax provisions included in these consolidated financial statements utilize the operating loss for the fiscal year 2001 incurred by Allstates Allcargo (UK), Ltd. in calculating the Federal tax liability. There are no gains or losses in fiscal year 2002 since the foreign entity, Allstates Allcargo (UK), LTD., was dissolved.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE 9 - PENSION PLAN

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 100% of an employees' qualified compensation or $12,000 and $11,000 for the calendar years ended 2003 and 2002, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. Contributions to the plan for the years ended September 30, 2003 and 2002 totaled $31,378 and $34,234, respectively. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2003 and 2002.


NOTE 10 - RELATED PARTY TRANSACTIONS

     Allstates Air Cargo, Inc. leases office space located in Forked River, New Jersey from a majority stockholder of the Company. Rent expense under these leases totaled $81,600 and $81,600 for the years ended September 30, 2003 and 2002, respectively.

     The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty expense for the years ended September 30, 2003 and 2002 totaled $431,789 and $319,595, respectively.

     The Company entered into Employment Agreements with four of the Company's stockholders. The Employment Agreements are effective through December 31, 2004. The following is a summary of the terms of these agreements:

                     Annual                       Stock
    Position         Salary        Bonus         Options
    --------        --------       ------       --------

Chairman of the      $311,818     3% of fiscal       Yes
Board                            year increase
                                 in net profits

President/Chief      $208,000     3% of fiscal       Yes
Executive                         year increase
Officer                           in net profits


Executive Vice       $206,316     3% of fiscal       Yes
President/                        year increase
Chief Operating                   in net profits
Officer

Chief Financial      $129,039     Discretionary      Yes
Officer



NOTE 11 - STOCK OPTION PLAN

     On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2003, no stock options have been issued.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE 12 - DESCRIPTION OF LEASING ARRANGEMENTS

     The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next ten years. These operating leases provide the Company with the option to renew it's lease at the fair rental value at the end of the lease term. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

     Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 2003:

         Years Ending
        September 30,
     --------------------
          2004                   533,979
          2005                   477,512
          2006                   315,478
          2007                   272,988
          2008                   157,165
          Thereafter              27,200
                                --------
          Total               $1,784,322
                              ==========


     Rent expense under operating leases for the years ended
     September  30, 2003 and 2002 was $554,321 and  $462,284
     respectively.

     The  Company  sublets office space and has recorded  $0
     and  $6,300  of  rental  income  for  the  years  ended
     September 30, 2003 and 2002, respectively.


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for:                    2003            2002
     --------------                   -----           -----
     Income Taxes                  $115,091        $259,194
                                   ========        ========
     Interest                      $226,714        $226,322
                                   ========        ========



NOTE 14 - LITIGATION

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

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2003 and 2002

NOTE 14 - LITIGATION (Continued)

     In January 2003, the parties settled the action on the following terms: LMRI agreed to pay the Company the total sum of $330,000, and the defendants agreed to cause a third party, Trans Logistics, Inc. ("TLI") to assign to the Company certain accounts receivable with a face value of approximately $1,600,000, and to deliver to the Company a warranty duly executed by TLI warranting, among other things, that it was the sole owner of the receivables being assigned. LMRI subsequently made the required payments, and delivered the required assignment and warranty. The actual value, and the collectability, if any, of the receivables is unknown.

NOTE 15 -  BREACH OF LOAN COVENANT

     The line of credit agreement with Sun National Bank contains a covenant pertaining to maintenance of a Debt Service Coverage Ratio. At September 30, 2003, the Company was in breach of the Debt Service Coverage Ratio covenant. Under the terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenant. As of December 16, 2003, the bank has not waived the covenant.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Position
Joseph M. Guido          69             Chairman of the Board
Sam DiGiralomo           60             President, CEO, Director
Barton C. Theile         57             Executive Vice President, COO,
                                        Director
Craig Stratton           52             CFO, Secretary, Treasurer,
                                        Director

None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2003 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.


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


Audit Committee and Code of Ethics
----------------------------------

The Company does not presently have an audit committee, nor a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because the Company is not a listed company, and therefore is not required to do so.



ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION

                     Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----   ---------   ---------   ---------   ------   --------
J.           2003  311,818             81,600(1)
Guido,       2002  311,818             81,600(1)
Chairman     2001  311,818             87,600(2)
of the
Board

Sam          2003  208,000            413,864(3)
DiGiralomo,  2002  208,000            319,595(3)
President,   2001  208,000            405,433(3)
CEO

B. Theile,   2003  206,316              9,271(4)
COO,         2002  207,922              4,188(5)
Exec. VP     2001  207,922             19,273(5)

Craig
Stratton,    2003  129,039              7,800(6)
CFO,         2002  125,266              5,850(6)
Secretary,   2001  120,263
Treasurer


____________
(1)  Rental income from leasing of Forked River corporate office
(2) Rental income from leasing of Newark branch location and Forked River corporate office
(3)  Royalties paid in connection with site licensing agreements
(4) Car allowance for use of personal auto ($7,800) and commission paid for management services to GTD Logistics, Inc. ($1,471)
(5) Commission paid for management services to GTD Logistics, Inc.
(6)  Car allowance for use of personal auto


On August 24, 1999, the Company entered into Employment Agreements with three of the Company's stockholders, and in 2001, entered into an agreement with a fourth stockholder. The Employment Agreements are effective for the term beginning with inception through December 31, 2004. The following is a summary of the terms of these agreements:


                             Annual
Name/Position                Salary              Bonus

Joseph M. Guido,
Chairman of
The Board                     $311,818       3% of fiscal year
                                             Increase in net profits
Sam DiGiralomo,
President/Chief
Executive Officer             $208,000       3% of fiscal year
                                             Increase in net profits
Barton M. Theile,
Executive Vice President/
Chief Operating Officer       $206,316       3% of fiscal year
                                             Increase in net profits
Craig D. Stratton,
Chief  Financial Officer      $140,000       At the discretion of
                                             the Board of Directors


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

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 20, 2003 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:



                                            No. of Shares
 Title   Name and Address                        and         Percent
  of     of Beneficial Owner                  Nature of        of
 Class                                        Beneficial     Class(1)
                                              Ownership

Common   Joseph M. Guido                      18,500,000(2)  56.91%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Sam DiGiralomo                           4,850,000  14.92%
         7 Doig Road, Suite 3
         Wayne, NJ   07470

Common   Barton C. Theile                           500,000   1.54%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Craig D. Stratton                          200,000   0.61%
         4 Lakeside Drive South
         Forked River, NJ   08731

All Officers and Directors as a Group            24,050,000  73.98%

__________________
(1)    Based upon 32,509,872 shares outstanding as of   December
22, 2003.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 250,000 shares owned by Teresa Guido, wife of Joseph Guido.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  Company's  $2,000,000 line of  credit,  which  expires
February 28, 2004, is personally guaranteed by Joseph M.  Guido,
Chairman of the Board of the Company, and Teresa Guido, his wife.

     The  Company leased real estate in one location from Joseph
M. Guido during Fiscal 2003. Rent expense under this lease totaled $81,600 for the year ended September 30, 2003. The Company believes that this lease is commensurate with the terms which could be obtained from an unaffiliated third party.

     Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. Similar royalty
agreements   have  since  been  executed  which  encompass   its
Minneapolis,  San Francisco, Dallas, Indianapolis,  Philadelphia,
Orlando and Boston licensee locations.  Royalty payments to   Mr.
DiGiralomo  for  the  year  ended  September  30,  2003  totaled
$413,864.

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

     The  Company's former legal counsel, Stephen  M.  Robinson,
Esq.,  beneficially owns 1,200,000 shares of common stock.   Mr.
Robinson retired from practice in July, 2003.

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

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

31.1 Certification of Registrant's Chief Executive Officer, Sam DiGiralomo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Registrant's Chief Financial Officer,
          Craig D. Stratton, pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

32.1 Certification of the Registrant's Chief Executive Officer, Sam DiGiralomo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Registrant's Chief Financial Officer, Craig D. Stratton, pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.


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

DATED:  December 29,2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:
        Joseph M. Guido    Chairman of the Board of   December
                           Directors                  29,2003

By:
       Sam DiGiralomo      President, CEO and         December
                           Director                   29,2003

By:                        Executive Vice President,
      Barton C. Theile     COO and Director           December
                                                      29,2003

                           Secretary, Treasurer, and
                           Chief Financial Officer
By:                        (Principal Financial
       Craig D. Stratton   Officer and Principal      December
                           Accounting Officer)        29,2003