Form 10-Q
period 2003-12-31
ALLSTATES WORLDCARGO INC
filed 2004-02-13
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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




The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of February 12, 2004.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending December 31, 2003 and 2002

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

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................14

      SIGNATURES........................................................14

               PART 1 - FINANCIAL INFORMATION

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                December       September
                                   31,            30,
                                  2003           2003
                               (Unaudited)         *
  Current Assets
    Cash and cash
    cash equivalents           $342,854      $ 516,639
    Accounts Receivable       6,288,227      6,226,209
    Prepaid taxes and
     other current assets       152,218        155,191
    Deferred income taxes       353,000        490,000
                             ----------      ---------
  Total current assets        7,136,299      7,388,039

  Property, plant and
  equipment                   1,285,035      1,268,632
  Less:  Accumulated
  depreciation                  980,641        943,070
                             ----------      ---------
  Net property, plant and
  equipment                     304,394        325,562

  Goodwill, including
   acquisition cost, net        535,108        535,108
  Other assets                  110,371         38,571
                             ----------      ---------
  Total assets               $8,086,172     $8,287,380
                             ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $3,757,994     $4,336,623
    Accrued expenses          1,042,947        823,029
    Short-term bank
    borrowings                1,149,500      1,149,500
    Notes payable                26,937         28,836
                             ----------      ---------
  Total current liabilities   5,977,378      6,337,988

  Deferred tax liability -
   non-current                   30,000         25,000


  Long term portion of notes
  payable                     2,386,730      2,386,730

    Stockholders' equity
    Common stock                  3,251          3,251
    Retained earnings         ( 311,187)      (465,689)
                             ----------      ---------
  Total stockholders' equity  ( 307,936)      (462,438)

  Total liabilities and
  stockholders' equity        $8,086,172     $8,287,280
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                              Three Months Ended December
                                          31,
                                  2003           2002
  Revenues (net of
  discounts)                $13,457,620      $13,089,484
  Cost of transportation      9,026,301        8,548,925
                             ----------      -----------
  Gross profit                4,431,319        4,540,559

  Selling, general and
  administrative expenses     4,046,888        4,597,220
                             ----------      -----------
  Income from operations        384,431         ( 56,661)

  Other income (expense):
     Interest, net              (54,402)         (58,343)
     Other income                 4,973            2,173
                             ----------      -----------
  Income before income tax
  provision                     335,002         (112,831)

  Provision for income taxes    180,500         ( 43,012)

  Net income                   $154,502)       $( 69,819)
                             ==========      ===========

  Weighted average common
  shares - basic              32,509,872     32,509,872
  Net income per common
  share - basic                    $ .00          $ .00

  Weighted average common
  shares - diluted            32,509,872     32,509,872
  Net income per common
  share - diluted                  $ .00          $ .00

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (DEFICIT)
                         (Unaudited)


                            Common Stock
                                          Retained     Total
                        Number            Earnings  Stockholders'
                          of        Par   (Deficit)    Equity
                        Shares     Value             (Deficit)
                    ___________  ______  _________   _________
Balance at           32,509,872  $ 3,251  $(465,689) $(462,438)
 September 30, 2003


Consolidated net
 income for the
 three months ended
 December 31, 2003                          154,502    154,502
                    ___________  ______   _________   _________
Balance at December
 31, 2003            32,509,872   3,251  $(311,187)  $(307,936)
                    ===========  ======   =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                       Three Months Ended
                                          December 31,
                                         2003       2002
  Cash flows from operating
  activities:
  Net income                        $154,502     $(69,819)
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                    37,571       46,256
      Amortization                         0        1,166
      Provision for doubtful
        accounts                      39,176       50,301
      (Gain)/loss on sale of assets   (5,300)      (2,123)
      Deferred income taxes          142,000      (32,200)
      (Increase) decrease in assets:
          Accounts receivable       (101,194)     326,403
          Prepaid expenses and other
            assets                     2,972     (310,373)
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses         (358,710)     145,000
                                    ---------    ---------
  Net cash (used for) provided by
  operating activities               (88,983)     154,611

  Cash flows from investing
  activities:
     Purchase of equipment           (16,403)    ( 24,241)
     Proceeds from sale of property
      and equipment                    5,300       16,338
     Deposits                        (71,800)    (  1,040)
                                   ---------    ---------
  Net cash used for
  investing activities               (82,903)    (  8,943)

  Cash flows from financing
  activities:
     Repayments under notes payable  ( 1,899)     (23,096)
     Repayments under short-term
      bank borrowings                          (1,000,000)
     Borrowing under short-term
      Bank borrowings                             800,000
                                   ---------    ---------
  Net cash used for financing
   activities                       (  1,899)   ( 223,096)

  Net (decrease) in cash
  and cash equivalents             (173,785)     ( 77,428)
  Cash and cash equivalents,
  beginning of year                 516,639       173,277
                                   ---------     ---------
  Cash and cash equivalents, end of
    period                        $ 342,854     $  95,849
                                   =========     =========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2003


1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2003 Form 10-K filing dated December 29, 2003 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2003 and September 30, 2003 and the results of operations for the three months ended December 31, 2003 and 2002, respectively.


2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2003 and 2002, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.


3. The line of credit with the Sun National Bank contains a covenant pertaining to maintenance of a Debt Service Coverage Ratio. At December 31, 2003, the Company was in breach of the Debt Service Coverage Ratio. Under the terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenant. Per the banks requirement, Allstates underwent an independent accounts receivable audit. Based on the results of the audit, the bank has agreed to waive the covenant default for the period covering February 28, 2003 to February 28, 2004 when the covenant will once again go into effect.

4. During the fiscal quarter ended December 31, 2003, Allstates entered into a ten-year licensee agreement with
  another party.   This agreement would result in the creation
  of a new station in Nashville, Tennessee, the conversion of the Company-owned Raleigh, North Carolina station to a licensee operation, and the rights to Atlanta, Georgia licensee operation. Operations related to this agreement started January 31, 2004. As part of the agreement, Allstates WorldCargo agreed to pay a sum of $300,000 to the licensees as a start-up fee. As of December 31, 2003, the Company paid one deposit installment of $75,000. The Company intends to amortize the $300,000 payment over the ten-year life of the contract.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 22 offices throughout the United States, and employs 99 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 22 domestic locations, 14 are licensee operations, while 8 are company owned and staffed operations.


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:
                                   Three Months Ended December 31,
                                         2003          2002
                                         ----          ----
Revenues                                100.0%        100.0%
Cost  of transportation                  67.1          65.3
                                         ----          ----
Gross profit                             32.9          34.7

Selling, general and
 administrative expenses                 30.1          35.1
                                         ----          ----
Operating income                          2.9          (0.4)
                                         ====          ====
Net    income                             1.1%         (0.5%)


Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended December 31, 2003 increased by $368,000, or 2.8%, to $13,458,000, from the quarter ended December 31, 2002, reflecting a higher volume of shipments and total weight of cargo shipped. Included in total revenues of the comparative three month period ended December 31, 2002 was approximately $1,787,000 of one-time billing to one customer for the arrangement of international chartered aircraft.

The Company was asked to make these special arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports. After discounting the effect of this isolated billing during the prior year fiscal quarter, the company's real revenue growth from quarter to quarter was approximately $2,155,000 or 19.1%. The increase in this shipping volume can be primarily attributed to the maturation of the two Florida stations that opened during the third quarter of fiscal 2002, the addition of a new licensee location during the second quarter of fiscal 2003, and the revenues generated by the Allstates truck brokerage operation which began providing truckload service to selected customers during the second quarter of fiscal 2003.

     Domestic revenues increased by approximately $1.3 million or 14.1%, to $10,126,000 during the three-month period ended December 31, 2003 in comparison to the same period in the previous year, for the reasons mentioned above. International revenues decreased in total by approximately $884,000 or (21.0%), to $3,331,000, reflecting the effect of the chartered aircraft service that the Company provided in the previous fiscal year, offset by import sales generated by one customer that accounted for approximately 8.9% of total revenues for the three months ended December 31, 2003.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 1.8%, to 67.1%, for the three months ended December 31, 2003, in comparison to the same period in the previous year. This higher cost of sales percentage can be attributed to a combination of factors. The growth of the Company's truck brokerage business since the second quarter of fiscal 2003 has impacted the overall cost percentage, as it operates at lower margins than freight forwarding operations. The addition of certain lower margin customer accounts during the quarter ended December 31, 2003, including one customer that accounted for 8.9% of revenues for that period, also led to the increase in the cost of sales percentage, but is offset in comparison by the low margin effect of the chartered airline service the Company provided in the previous fiscal year quarter. The reduction in revenues from a previously significant account also contributed to the increase in the cost percentage. In absolute terms, the cost of sales increased by approximately $477,000 or 5.6%, to $9,026,000 during the three months ended December 31, 2003 versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 32.9% during the quarter ended December 31, 2003 from 34.7% in the same quarter of the previous fiscal year. Gross profit increased by approximately $109,000 to $4,431,000 for the three months ended December 31, 2003 versus the same three months of the prior year.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 5.0% for the three months ended December 31, 2003 in comparison to the three months ended December 31, 2002, reflecting a reduction in fixed operating expenses and licensee commissions in relation to sales. In absolute terms, operating expenses decreased by approximately
$550,000 or 12.0% during the three-month period ended December 31, 2003 as compared to the same period in the prior fiscal year. The comparative decrease in SG&A expenses is primarily due to lower licensee commission expense as well as a reduction in personnel costs for the period.

     Allstates pays commissions to licensees as compensation

for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements decreased by approximately $313,000 for the three-month period ended December 31, 2003 in comparison to the same period in the previous year, as gross profits generated by licensee operations decreased, primarily reflecting the impact of the chartered airline service that the Company provided in the prior year quarter through one of its licensees.

     Personnel expenses decreased by approximately $182,000 during the three months ended December 31, 2003 as compared to the same period of the prior year, primarily reflecting a reduction in sales and operations personnel during the third quarter of fiscal 2003 to offset losses that the Company sustained during the first six months of that fiscal year. On a net basis, the Company's headcount decreased by 10, to 99 employees at December 31, 2003, compared to December 31, 2002.

     Facilities expenses decreased by approximately $23,000 during the quarter ended December 31, 2003 in comparison to the quarter ended December 31, 2002, primarily driven by lower telephone and data line expense. Allstate's stations are connected on a real-time basis via data lines to a centralized computer system located at the Company's corporate office. During the first quarter of fiscal 2003, in order to realize a smoother transmission of data during high volume periods, the Company converted from T1 data line service to a frame relay. This process required that both services run concurrently for a limited period until the conversion was completed in full. The charges for concurrent services totaled approximately $30,000, and the conversion was completed prior to the end of the first quarter of fiscal 2003.

     MIS fees, which represent the expense of maintaining the computer system and programming modifications to improve its output and performance, decreased by approximately $44,000 during the quarter ended December 31, 2003 versus the same period ended December 31, 2002, primarily reflecting enhancements to the Company's EDI capability and streamlining of customer order entry during the previous fiscal year quarter. Legal fees decreased by approximately $41,000, partially reflecting increased responsibilities of the Company's in-house General Counsel.

     SG&A  expenses  presented for the  three  months  ended
December 31, 2003 and 2002 are inclusive of expenditures  to
related    parties   totaling   $394,395    and    $385,478,
respectively.

Income/(Loss) From Operations

     Operating income increased during the three months ended December 31, 2003 by approximately $441,000, to $384,000, as compared to an operating loss of $57,000 in the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period in fiscal 2002, the operating margin for the three month period ended December 31, 2003 increased by 3.3%, to 2.9% of sales.

Interest Expense and Income

     Net interest expense decreased slightly for the three months ended December 31, 2003 by approximately $4,000 as compared to the same period in the previous year, reflecting lower interest rates on borrowed funds.

Net Income/(Loss)

     Income before income taxes increased to $335,000 during the quarter ended December 31, 2003 from a loss of ($113,000) during the same period in the prior year. The Company recorded a tax provision of $181,000 for the quarter ended December 31, 2003 as compared to a tax benefit of $43,000 for quarter ended December 31, 2002. Net income after tax amounted to approximately $155,000 or 1.1% of revenues during the first quarter of Fiscal 2004 versus a net loss of ($70,000) or (0.5%) of revenues in the first quarter of Fiscal 2003.



Liquidity and Capital Resources

     Net cash used for operating activities was approximately $89,000 for the three months ended December 31, 2003, compared to cash flow provided by operations of approximately $155,000 for the three months ended December 31, 2002. For the three months ended December 31, 2003, cash was used to finance an increase in accounts receivable and a decrease in accounts payable, offset by the Company's profit during the quarter. During the three months ended

December 31, 2002, cash was primarily provided by a net decrease in accounts receivable as collections outpaced sales, as well as an increase in accounts payable, offset by an increase in other current assets. In December 2002, Allstates made a temporary transfer of $300,000 to a bonding company as security for a legal judgement in the Company's favor. Those funds were returned in January 2003 in favor of a letter of credit issued through the Company's bank.

     At December 31, 2003, the Company had cash of $343,000 and net working capital of $1,159,000, compared with cash of $96,000 and net working capital of $1,477,000 respectively, at December 31, 2002. The decrease in working capital at December 31, 2003 over December 31, 2002 is primarily attributable to the Company's net loss during the final three quarters of fiscal 2003, which includes the partial write-off of a third party loan, offset by the net profit during the first quarter of fiscal 2004

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the three months ended December 31, 2003, capital expenditures amounted to approximately $16,000, while capital expenditures amounted to approximately $24,000 for the three months ended December 31, 2002.

     During the first quarter of fiscal 2004, Allstates entered into a licensee agreement with another party that would result in that party owning the rights to three licensee operations commencing January 31, 2004. As part of the agreement, Allstates WorldCargo agreed to pay in installments a sum of $300,000 to the licensees as a start-up fee. As of December 31, 2003, the Company paid a deposit of $75,000.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires February 28, 2004, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.00% at December 31, 2003). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,150,000 as of December 31, 2003. The line of credit with the bank contains a covenant pertaining to maintenance of a Debt Service Coverage Ratio. At December 31, 2003, the Company was in breach of the Debt Service Coverage Ratio. Per the banks requirement, Allstates underwent an independent accounts receivable audit. Based on the results of the audit, the bank has agreed to waive the covenant default for the period covering February 28, 2003 to February 28, 2004 when the covenant will once again go into effect.

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

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

There has been no material change in our legal proceedings since the filing of our Form 10-K for the period ended September 30, 2003.


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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    February 13, 2004
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    February 13, 2004
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer