Form 10-Q/A
period 2003-12-31
ALLSTATES WORLDCARGO INC
filed 2004-02-17
CIK 1072293

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   XX
    ----         ----

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of February 12, 2004.

The front page only of this Form 10-Q is being refiled to include the statement that the registrant is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act, which statement was inadvertently omitted from the original filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    February 17, 2004
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    February 17, 2004
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer