Form 10-Q
period 2004-03-31
ALLSTATES WORLDCARGO INC
filed 2004-05-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2004.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending March 31, 2004 and 2003

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


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................... 8

   ITEM 3.   CONTROLS AND PROCEDURES....................................13

PART II.  OTHER INFORMATION.............................................14

   ITEM 1    LEGAL PROCEEDINGS..........................................14

   ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS..................14

   ITEM 3    DEFAULTS ON SENIOR SECURITIES..............................14

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........14

   ITEM 5    OTHER INFORMATION..........................................15

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................14

      SIGNATURES........................................................15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                March 31,   September 30,
                                  2004           2003
                              (Unaudited)         *
                              ---------      ---------
  Current Assets
    Cash and cash
     equivalents             $  104,574     $  516,639
    Accounts receivable, net
    of allowance for          6,538,766      6,226,209
          bad debt of
    $231,000 and $229,000
    Prepaid expenses and
    other current assets        163,525        155,191
    Deferred income taxes       408,000        490,000
                              ---------      ---------
  Total current assets        7,214,865      7,388,039

  Property, plant and
  equipment                   1,459,047      1,268,632
  Less:  Accumulated
   depreciation                 971,281        943,070
  Net property, plant and
    equipment                   487,766        325,562

  Goodwill, including
    acquisition cost, net       535,108        535,108
  Other assets                   35,371         38,571
                              ---------      ---------
  Total assets               $8,273,110     $8,287,280
                              =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $4,141,099     $4,336,623
    Accrued expenses            919,303        823,029
    Short-term bank
     borrowings               1,149,500      1,149,500
    Notes payable                25,000         28,836
                              ---------      ---------
  Total current liabilities   6,234,902      6,337,988

  Deferred tax liability -
   non current                   35,000         25,000
  Long term portion of notes
   payable                    2,386,730      2,386,730

    Stockholders' equity
    Common stock                  3,251          3,251
    Retained deficit           (386,773)      (465,689)
                              ---------      ---------
  Total stockholders' deficit  (383,522)      (462,438)
                              ---------      ---------
  Total liabilities and
  stockholders' deficit      $8,273,110     $8,287,280

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended        Six Months Ended
                               March 31,                 March 31,
                            2004       2003         2004          2003
                         ----------  ----------   -----------  -----------
Revenues (net of
discounts)              $12,095,930  $9,693,480   $25,553,550  $22,782,964
Cost of transportation    8,126,150   6,089,074    17,152,451   14,637,999
                         ----------  ----------   -----------  -----------
Gross profit              3,969,780   3,604,406     8,401,099    8,144,965

Selling, general and
administrative expenses   4,043,023   3,975,349     8,089,911    8,572,569
                         ----------  ----------   -----------  -----------
Income (loss) from
   operations             (  73,243)  ( 370,943)      311,188    ( 427,604)

Other income (expense):
   Interest, net            (53,283)  ( 56,530)     ( 107,685)   ( 114,873)
   Gain/(loss) on sale
    of assets               ( 8,887)    (9,046)      (  3,587)   (   6,923)
   Other income/(expense)       327   (372,527)           -0-    ( 372,477)
                         ----------  ----------   -----------  -----------
Income (loss) before
income tax provision       (135,086)  (809,046)       199,916    ( 921,877)

Provision for income
taxes                      ( 59,500)  (355,801)       121,000    ( 398,813)

Net income (loss)         $( 75,586) $(453,245)    $   78,916   $( 523,064)
                         ==========  ==========   ===========  ===========
Weighted average common
shares - basic           32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
 share - basic             $   (.00)$     (.02)    $     (.00)  $     (.02)

Weighted average common
shares - diluted         32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
share - diluted            $   (.00)$     (.02)    $     (.00)  $     (.02)

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

                    ___________  ______  ___________   _________

Balance at           32,509,872  $ 3,251   $(465,689)  $(462,438)
 September 30, 2003


Consolidated net
 profit for the
 six months ended
 March 31, 2004                               78,916      78,916
                    ___________  ______  ___________   _________

Balance at March
 31, 2004            32,509,872   3,251    $(386,773)  $(383,522)
                    ===========  ======    =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                         Six Months Ended
                                            March 31,
                                         2004       2003
  Cash flows from operating
  activities:
  Net income (loss)                $  78,916    $(523,064)
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                    77,977       93,239
      Amortization                       -0-        1,166
      Provision for doubtful
        accounts                      73,855      108,809
      (Gain)/loss on sale of assets    3,587        6,923
      Deferred income taxes           92,000     (403,001)
      (Increase) decrease in assets:
          Accounts receivable       (386,412)      82,120
          Prepaid expenses and other
            assets                   ( 8,335)     626,041
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses          (99,248)     163,383
                                   ---------    ---------
  Net cash provided by (used for)
  operating activities              (167,660)     155,616

  Cash flows from investing
  activities:
     Purchase of equipment          (257,819)    ( 50,945)
     Proceeds from sale of property
      and equipment                   14,050       21,338
     Deposits                          3,200          775
                                   ---------    ---------
  Net cash (used for)/provided by
  investing activities              (240,569)    ( 28,832)

  Cash flows from financing
  activities:
     Repayments under notes payable  ( 3,836)     (65,953)
     Repayments under short-term
      bank borrowings                    -0-   (1,100,000)
     Borrowing under short-term
      Bank borrowings                    -0-    1,000,000
                                   ---------    ---------
  Net cash used for financing
   activities                     (    3,836)   ( 165,953)

  Net (decrease) in cash
  and cash equivalents             (412,065)     ( 39,169)
  Cash and cash equivalents,
  beginning of year                 516,639       173,277
                                   ---------     ---------
  Cash and cash equivalents, end
    of period                      $104,574      $134,108
                                   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

          ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2004

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2003 Form 10-K filing dated December 29, 2003 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2004 and September 30, 2003 and the results of operations for the three and six months ended March 31, 2004 and 2003, respectively.

2. Net income per common share appearing in the statements of operations for the three and six months ended March 31, 2004 and 2003, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3. The line of credit with the Sun National Bank contains a covenant pertaining to maintenance of a Debt Service Coverage Ratio. At December 31, 2003, the Company was in breach of the Debt Service Coverage Ratio. Under the terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenant. Per the banks requirement, Allstates underwent an independent accounts receivable audit. Based on the results of the audit, the bank waived the covenant default for the period covering February 28, 2003 to February 28, 2004, and Allstates was no longer in breach of the Debt Service Coverage Ratio.
  The bank has extended the maturity date of the loan through January 31, 2005 and a new covenant is in place.

4. During the fiscal quarter ended December 31, 2003, Allstates entered into a ten-year licensee agreement with
  another party.   This agreement would result in the creation
  of a new station in Nashville, Tennessee, the conversion of the Company-owned Raleigh, North Carolina station to a licensee operation, and the rights to Atlanta, Georgia licensee operation. Operations related to this agreement started January 31, 2004. As part of the agreement, Allstates WorldCargo agreed to pay a sum of $300,000 to the licensee as a start-up fee. As of March 31, 2004, the Company paid a total of $225,000. The final payment of $75,000 was paid in April 2004. The Company has capitalized this expenditure as a leasehold improvement and is depreciating (straight-line) the $300,000 payment over the ten-year life of the contract.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

General Overview

     Allstates WorldCargo, Inc. (the "Company" or
"Allstates") is a New Jersey Corporation formed on January 14, 1997 as Audio genesis Systems, Inc. ("Audio genesis"), pursuant to a corporate reorganization of Genesis Safety Systems, Inc. On August 24, 1999, Audio genesis acquired 100 percent of the common stock of Allstates Air Cargo, Inc. in a reverse acquisition, and on November 30, 1999, changed its name to Allstates WorldCargo, Inc. Allstates is principally engaged in the business of providing global freight forwarding and other transportation and logistics services for its customers. Allstates is headquartered in Forked River, New Jersey.

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 22 offices throughout the United States, and employs 95 people.

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

Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Six Months Ended
                             March 31,                  March 31,
                          2004        2003         2004      2003
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    67.2        62.8         67.1      64.2
                          ----        ----         ----      ----
Gross profit              32.8        37.2         32.9      35.8

Selling, general and
 administrative expenses  33.4        41.0         31.7      37.7
                          ----        ----         ----      ----
Operating income          (0.6)       (3.8)         1.2      (1.9)
Net income                (0.6)%      (4.7%)        0.3%     (2.3)%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended March 31, 2004 increased by approximately $2.4 million, or 24.8%, to $12,096,000, from the quarter ended March 31, 2003, reflecting a higher volume of shipments and total weight of cargo shipped. Sales for the six month period ended March 31, 2004 increased by approximately $2.8 million, or 12.2%, to $25,554,000 compared to the six month period ended March 31, 2003, for the same reasons. The increase in the shipping volume during both periods reflects the overall growth of the Company, primarily driven by the maturation of the two Florida stations that opened during the third quarter of fiscal 2002, the addition of new licensees over the past year, and the revenues generated by the Allstates truck brokerage operation which began providing truckload service to selected customers during the second quarter of fiscal 2003.

     Domestic revenues increased by approximately $2,155,000 or 27.4%, to $10,037,000 during the three-month period ended March 31, 2004 in comparison to the same period in the previous year, and increased by approximately $3,408,000 or 20.3%, to $20,163,000 during the six months ended March 31, 2004 compared to the same period in the prior year. International revenues increased in the three month period ended March 31, 2004 by approximately $247,000 or 13.6%, to $2,059,000 in comparison to the same period of the previous year. International sales generated during the six months ended March 31, 2004 decreased by approximately $637,000 or (10.6%), to $5,390,000, reflecting the effect of the chartered aircraft service that the Company provided in the previous fiscal year. International revenues of the comparative six month period ended March 31, 2003 included approximately $1.8 million of one-time billing to one customer for the arrangement of international chartered aircraft. The Company was asked to make these special arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 4.4%, to 67.2%, for the three months ended March 31, 2004, and increased by 2.9%, to 67.1% for the six months then ended, in comparison to the respective periods in the previous year. This higher cost of sales percentage during both periods can be attributed primarily to increased competition for freight business in the marketplace. Further contributing to the increase in the cost of sales percentage is the growth of the Company's truck brokerage business since the second quarter of fiscal 2003, as it operates at lower margins than typical freight forwarding operations. The addition of certain new lower margin business that the Company attained during the six months ended March 31, 2004 also led to the increase in the cost of sales percentage. In absolute terms, the cost of sales increased by approximately $2,037,000 or 33.5%, to $8,126,000 during the three months ended March 31, 2004, and increased approximately $2,514,000 or 17.2%, to $17,152,000 for the six months then ended, versus each of the comparative periods in the prior year, reflecting the increased sales volume. Gross margins decreased to 32.8% during the quarter ended March 31, 2004 from 37.2% in the same quarter of the previous fiscal year. For the six month period ended March 31, 2004, gross margins decreased to 32.9% from 35.8% in the same period of the prior fiscal year. Gross profit increased by approximately $365,000 to $3,970,000 for the three months ended March 31, 2004, and increased by approximately $256,000 to $8,401,000 during the six months then ended, versus the same respective periods of the prior year.

Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 7.6% for the three months ended March 31, 2004 in comparison to the three months ended March 31, 2003, primarily reflecting a reduction in fixed personnel expenses and licensee commissions in relation to total sales. For the six month period ended March 31, 2004, operating expenses decreased as a percentage of sales by 6.0% in comparison to the six months ended March 31, 2003, for the same reason. In absolute terms, operating expenses increased by approximately $68,000 or 1.7% during the three-month period ended March 31, 2004 as compared to the same period in the prior fiscal year. The comparative increase in SG&A expenses during this three month period is primarily due to higher licensee commission expense, under accruals of legal and accounting expenses in prior quarters that were adjusted in the current quarter, as well as higher travel and entertainment expense, offset by reduced personnel costs for the period. For the six months ended March 31, 2004, operating expenses decreased by approximately $483,000 or 5.6% compared to the same period of the previous fiscal year. This decrease in SG&A expenses during the six month comparative period primarily reflects a reduction in licensee commissions as well as reduced personnel costs.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $114,000 for the three-month period ended March 31, 2004 in comparison to the same period in the previous year, as gross profits generated by licensee operations increased, primarily reflecting the transfer of the Company's Raleigh office from company station to a licensee-owned station during the current quarter. Licensee commissions and royalties decreased for the six months ended March 31, 2004 by approximately $199,000 in comparison to the
same   period   of  the  previous  fiscal  year,   primarily
reflecting the impact of the chartered airline service that the Company provided in the prior year six month period through one of its licensees.

     Personnel expenses decreased by approximately $121,000 during the three months ended March 31, 2004 as compared to the same period of the prior year, primarily reflecting a reduction in sales and operations personnel during the third quarter of fiscal 2003, as well as the effect of transferring two company stations to licensee owned operations during the past year. For the six months ended March 31, 2004, personnel costs decreased by approximately $268,000 in comparison to the same period of the prior year, for the same reasons. On a net basis, the Company's headcount decreased by 10, to 95 employees at March 31, 2004, compared to March 31, 2003.

     Travel and entertainment expense increased for both the three and six month comparative periods by approximately $28,000 and $25,000, respectively, primarily reflecting the overall growth in sales as well as the specific demands of some of the Company's new business. Accounting fees increased by approximately $24,000 for both the three and six month comparative periods, primarily based on an under accrual of fees as they related to the fiscal 2003 audit, as well as an increase in audit rates.

     Legal fees increased by approximately $35,000 for the three months ended March 31, 2004 in comparison to the same period of the prior year, primarily reflecting an under accrual of expenses in the first quarter of fiscal 2004. For the six months ended March 31, 2004, legal expense was comparable to that of the previous fiscal year.

     MIS fees, which represent the expense of maintaining the computer system and programming modifications to improve its output and performance, decreased by approximately $51,000 during the six month period ended March 31, 2004 versus the same period ended March 31, 2003, primarily reflecting enhancements to the Company's EDI capability and streamlining of customer order entry during the previous fiscal year.

     SG&A expenses presented for the three months ended March 31, 2004 and 2003 are inclusive of expenditures to related parties totaling $342,598 and $330,792, respectively. SG&A expenses presented for the six months ended March 31, 2004 and 2003 are inclusive of expenditures to related parties totaling $749,345 and $716,270, respectively.

Income/(Loss) From Operations

     Operating income increased during the three months ended March 31, 2004 by approximately $298,000, to a loss of ($73,000), as compared to an operating loss of ($371,000) in the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period in fiscal 2003, the operating margin for the three month period ended March 31, 2004 increased by 3.2%, to (.6%) of sales.

     Operating income increased during the six months ended March 31, 2004 by approximately $739,000, to $311,000, as compared to an operating loss of ($428,000) in the same six month period in the previous year, for the reasons indicated above. In comparison to the respective period in fiscal 2003, the operating margin for the six month period ended March 31, 2004 increased by 3.1%, to 1.2% of sales.

Interest Expense and Income

     Net interest expense decreased slightly for the three and six months ended March 31, 2004 by approximately $3,000 and $7,000, respectively as compared to the same periods in the previous year, reflecting lower interest rates on borrowed funds.

Net Income/(Loss)

     The loss before income taxes decreased to ($135,000) during the quarter ended March 31, 2004 from a loss of ($809,000) during the same period in the prior year. The Company recorded a tax benefit of $59,500 for the quarter ended March 31, 2004 as compared to a tax benefit of $356,000 for quarter ended March 31, 2003. Net loss after tax amounted to approximately $76,000 or (0.6%) of revenues during the second quarter of Fiscal 2004 versus a net loss of ($453,000) or (4.7%) of revenues in the second quarter of Fiscal 2003.

     Income before income taxes increased to $79,000 during the six months ended March 31, 2004 from a loss of ($523,000) during the same period in the prior year. The Company recorded a tax provision of $121,000 for the six months ended March 31, 2004 as compared to a tax benefit of $399,000 for six months ended March 31, 2003. Net income after tax amounted to approximately $79,000 or 0.3% of revenues during the first six months of Fiscal 2004 versus a net loss of ($523,000) or (2.3%) of revenues in the first six months of Fiscal 2003.


Liquidity and Capital Resources

     Net cash used for operating activities was approximately $168,000 for the six months ended March 31, 2004, compared to cash flow provided by operations of approximately $156,000 for the six months ended March 31, 2003. For the six months ended March 31, 2004, cash was used to finance an increase in accounts receivable and a decrease in accounts payable, offset by the Company's profit during the period. For the six months ended March 31, 2003, cash was primarily provided by a combination of a decrease in accounts receivable and an increase in accounts payable as well as the receipt of loan funds due from a third party, offset by the net losses of the Company during the period.

     At March 31, 2004, the Company had cash of $105,000 and net working capital of $980,000, compared with cash of $134,000 and net working capital of $1,039,000 respectively, at March 31, 2003. The decrease in working capital at March 31, 2004 over March 31, 2003 is primarily attributable to the payment made in connection with a licensee agreement that Allstates entered in to in fiscal 2004, offset by the profits of the Company over the past twelve months.

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the six months ended March 31, 2004, capital equipment expenditures amounted to approximately $33,000, while capital expenditures amounted to approximately $51,000 for the six months ended March 31, 2003.

     During the first quarter of fiscal 2004, Allstates entered into a licensee agreement with another party that would result in that party owning the rights to three licensee operations commencing January 31, 2004. As part of the agreement, Allstates WorldCargo agreed to pay in installments a sum of $300,000 to the licensees as a start-up fee. As of March 31, 2004, the Company paid a total of $225,000. Allstates has capitalized this expenditure as a leasehold improvement and will depreciate it over the ten year life of the contract.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires January 31, 2005, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.00% at March 31,
2004). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,150,000 as of March 31, 2004.


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


BY:       /s/ SAM DIGIRALOMO                  DATED:    May 14, 2004
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    May 14, 2004
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer