Form 10-Q
period 2004-06-30
ALLSTATES WORLDCARGO INC
filed 2004-08-13
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2004.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending JUNE 30, 2004 and 2003

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

   ITEM 5    OTHER INFORMATION..........................................15

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................14

      SIGNATURES........................................................15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                June 30,    September 30,
                                  2004           2003
                              (Unaudited)         *
                              ---------      ---------
  Current Assets
    Cash                     $  105,621     $  516,639
    Accounts receivable, net
    of allowance for          7,254,168      6,226,209
          bad debt of
    $248,000 and $229,000
    Prepaid expenses and
    other current assets        156,003        155,191
    Deferred income taxes       277,000        490,000
                              ---------      ---------
  Total current assets        7,792,792      7,388,039

  Property, plant and
  equipment                   1,538,037      1,268,632
  Less:  Accumulated
   depreciation                 974,675        943,070
                              ---------      ---------
  Net property, plant and
    equipment                   563,362        325,562

  Goodwill, including
    acquisition cost, net       535,108        535,108
  Other assets                   92,782         38,571
                              ---------      ---------
  Total assets               $8,984,044     $8,287,280
                              =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $4,363,313     $4,336,623
    Accrued expenses          1,142,354        823,029
    Short-term bank
     borrowings               1,249,500      1,149,500
    Notes payable                25,000         28,836
                              ---------      ---------
  Total current liabilities   6,780,167      6,337,988

  Deferred tax liability -
   non current                   61,000         25,000
  Long term portion of notes
   payable                    2,361,730      2,386,730

    Stockholders' equity
    Common stock                  3,251          3,251
    Retained deficit           (222,104)      (465,689)
                              ---------      ---------
  Total stockholders' deficit  (218,853)      (462,438)
                              ---------      ---------
  Total liabilities and
  stockholders' deficit      $8,984,044     $8,287,280
                              =========      =========
 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended       Nine Months Ended
                                June 30,                 June 30,
                            2004       2003         2004          2003
                         ----------  ----------   -----------  -----------
Revenues (net of
discounts)              $14,565,851 $11,048,891   $40,119,401  $33,831,855
Cost of transportation    9,886,379   7,045,480    27,038,830   21,683,479
                         ----------  ----------   -----------  -----------
Gross profit              4,679,472   4,003,411    13,080,571   12,148,376

Selling, general and
administrative expenses   4,287,461   3,941,956    12,377,372   12,514,525
                         ----------  ----------   -----------  -----------
Income (loss) from
   operations               392,011      61,455       703,199    ( 366,149)

Other income (expense):
   Interest, net            (54,636)  ( 55,718)     ( 162,321)   ( 170,591)
   Gain/(loss) on sale
    of assets                 2,000         50       (  1,587)   (   6,873)
   Other income/(expense)     9,294                     9,294    ( 372,477)
                         ----------  ----------   -----------  -----------
Income (loss) before
income tax provision        348,669      5,787        548,585    ( 916,090)

Provision for income
taxes                       184,000                   305,000    ( 398,813)

Net income (loss)         $ 164,669  $   5,787     $  243,585   $( 517,277)
                         ==========  ==========   ===========  ===========
Weighted average common
shares - basic           32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
 share - basic             $    .01 $      .00     $      .01   $     (.02)

Weighted average common
shares - diluted         32,509,872 32,509,872     32,509,872   32,509,872

Net income per common
share - diluted            $    .01 $     .00     $      .01   $     (.02)

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
 September 30, 2003


Consolidated net
 profit for the
 nine months ended
 June 30, 2004                               243,585     243,585
                    ___________  ______  ___________   _________

Balance at June
 30, 2004            32,509,872   3,251    $(222,104)  $(218,853)
                    ===========  ======    =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                         Nine Months Ended
                                            June 30,
                                         2004       2003
  Cash flows from operating
  activities:
  Net income (loss)                $ 243,585    $(517,277)
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                   122,478      139,957
      Amortization                       -0-        1,166
      Provision for doubtful
        accounts                     116,113      141,166
      (Gain)/loss on sale of assets    1,587        6,873
      Deferred income taxes          249,000     (403,001)
      (Increase) decrease in assets:
          Accounts receivable     (1,201,483)      37,437
          Prepaid expenses and other
            assets                   (   813)     835,553
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses          346,015     (144,749)
                                   ---------    ---------
  Net cash provided by (used for)
  operating activities              (123,518)      97,125

  Cash flows from investing
  activities:
     Purchase of equipment          (382,014)    ( 67,220)
     Proceeds from sale of property
      and equipment                   20,150       21,388
     Deposits                          3,200          775
                                   ---------    ---------
  Net cash used for
  investing activities              (358,664)    ( 45,057)

  Cash flows from financing
  activities:
     Repayments under notes payable  (28,836)     (75,789)
     Repayments under short-term
      bank borrowings               (100,000)  (1,100,000)
     Borrowing under short-term
      Bank borrowings                200,000    1,000,000
                                   ---------    ---------
  Net cash (used for) provided by
     financing activities            71,164    ( 175,789)

  Net (decrease) in cash
  and cash                         (411,018)     (123,721)
  Cash, beginning of year           516,639       173,277
                                   ---------     ---------
  Cash, end of period              $105,621      $ 49,556
                                   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2004

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2003 Form 10-K filing dated December 29, 2003 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2004 and September 30, 2003 and the results of operations for the three and nine months ended June 30, 2004 and 2003, respectively.

2. Net income per common share appearing in the statements of operations for the three and nine months ended June 30, 2004 and 2003, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

3. The line of credit with the Sun National Bank contains a covenant pertaining to maintenance of a Debt Service Coverage Ratio. At December 31, 2003, the Company was in breach of the Debt Service Coverage Ratio. Under the terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenant. Per the banks requirement, Allstates underwent an independent accounts receivable audit. Based on the results of the audit, the bank waived the covenant default for the period covering
  February  28,  2003 to February 28, 2004.   The  bank  has
  extended the maturity date of the loan through January 31, 2005 and a new covenant is in place.

4. During the fiscal quarter ended December 31, 2003, Allstates entered into a ten-year licensee agreement with
  another party.   This agreement would result in the creation
  of a new station in Nashville, Tennessee, the conversion of the Company-owned Raleigh, North Carolina station to a licensee operation, and the rights to the Atlanta, Georgia licensee operation. Operations related to this agreement started January 31, 2004. As part of the agreement, Allstates WorldCargo agreed to pay a sum of $300,000 to the licensee as a start-up fee. That amount has been paid in full. The Company has capitalized this expenditure as a leasehold improvement and is depreciating (straight-line) the $300,000 payment over the ten-year life of the contract.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 22 offices throughout the United States, and employs 94 people.

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




Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended      Nine Months Ended
                             June 30,                   June 30,
                          2004        2003         2004      2003
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    67.9        63.8         67.4      64.1
                          ----        ----         ----      ----
Gross profit              32.1        36.2         32.6      35.9

Selling, general and
 administrative expenses  29.4        35.6         30.8      37.0
                          ----        ----         ----      ----
Operating income           2.7         0.6          1.8      (1.1)
Net income                 1.1%        0.1%         0.6%     (1.5)%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended June 30, 2004 increased by approximately $3.5 million, or 31.8%, to $14,566,000, from the quarter ended June 30, 2003, reflecting a higher volume of shipments and total weight of cargo shipped. The increase in volume reflects the overall growth of the Company, led by new business that Allstates acquired during fiscal 2004 from a significant customer that accounted for 11.3% of consolidated revenues during the quarter ended June 30, 2004. The growth in volume was driven as well by the addition of new licensee operations within the past year, the maturation of the two Florida company stations that opened during the third quarter of fiscal 2002, and the Allstates truck brokerage operation. Sales for the nine month period ended June 30, 2004 increased by approximately $6.3 million, or 18.6%, to $40,119,000 compared to the nine month period ended June 30, 2003, for the same reasons.

     Domestic revenues increased by approximately $3,513,000 or 40.7%, to $12,150,000 during the three-month period ended June 30, 2004 in comparison to the same period in the previous year, and increased by approximately $6,921,000 or 27.3%, to $32,314,000 during the nine months ended June 30, 2004 compared to the same period in the prior year. International revenues of $2,415,000 for the three-month period ended June 30, 2004 approximated that of the same period of the previous year. International sales generated during the nine months ended June 30, 2004 decreased by approximately $634,000 or (7.5%), to $7,806,000, reflecting the effect of the chartered aircraft service that the Company provided in the previous fiscal year. International revenues of the comparative nine-month period ended June 30, 2003 included approximately $1.8 million of one-time billing to one customer for the arrangement of international chartered aircraft. The Company was asked to make these special arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 4.1%, to 67.9%, for the three months ended June 30, 2004, and increased by 3.3%, to 67.4% for the nine months then ended, in comparison to the respective periods in the previous year. This higher cost of sales percentage during both periods can be attributed primarily to increased competition for freight business in the marketplace as well as the addition of certain lower margin business that the Company attained during the nine months ended June 30, 2004. In absolute terms, the cost of sales increased by approximately $2,841,000 or 40.3%, to $9,886,000 during the three months ended June 30, 2004, and increased approximately $5,355,000 or 24.7%, to $27,039,000 for the nine months then ended, versus each of the comparative periods in the prior year, reflecting the increased sales volume. Gross margins decreased to 32.1% during the quarter ended June 30, 2004 from 36.2% in the same quarter of the previous fiscal year. For the nine-month period ended June 30, 2004, gross margins decreased to 32.6% from 35.9% in the same period of the prior fiscal year. Gross profit increased by approximately $676,000 to $4,679,000 for the three months ended June 30, 2004, and increased by approximately $932,000 to $13,081,000 during the nine months then ended, versus the same respective periods of the prior year.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 6.2% for the three months ended June 30, 2004 in comparison to the three months ended June 30, 2003, primarily reflecting a reduction in personnel and facilities expenses, as well as licensee commissions, in relation to total sales. For the nine month period ended June 30, 2004, operating expenses decreased as a percentage of sales by 6.2% in comparison to the nine months ended June 30, 2003, for the same reasons. In absolute terms, operating expenses increased by approximately $346,000 or 8.8%, to $4,287,000 during the three-month period ended June 30, 2004 as compared to the same period in the prior fiscal year, primarily due to higher licensee commission expense and higher personnel costs for the period. For the nine months ended June 30, 2004, operating expenses decreased by approximately $137,000 or 1.1%, to $12,377,000 compared to the same period of the previous fiscal year. This decrease primarily reflects a reduction in personnel costs, offset by increases in other administrative expenses.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $225,000 for the three-month period ended June 30, 2004 in comparison to the same period in the previous year, reflecting the addition of four licensee operations over the past year. Licensee commissions and royalties increased modestly by approximately $26,000 for the nine months ended June 30, 2004 in comparison to the same period of the previous fiscal year, reflecting the offsetting impact of the chartered airline service that the Company provided in the prior year nine month period through one of its licensees.

     Personnel expenses increased by approximately $56,000 during the three months ended June 30, 2004 as compared to the same period of the prior year, primarily reflecting higher sales commission costs and executive bonus accrual due to the increase in sales and profits during the period. For the nine months ended June 30, 2004, personnel costs decreased by approximately $212,000 in comparison to the same period of the prior year, primarily reflecting a reduction in sales and operations personnel during the third quarter of fiscal 2003, as well as the effect of transferring two company stations to licensee owned operations during the past year.

     Travel and entertainment expense increased for the nine month comparative period by approximately $31,000, primarily reflecting the overall growth in sales as well as the specific demands of some of the Company's new business. Accounting fees increased by approximately $36,000 and $60,000 for the three and nine month comparative periods respectively, primarily based on an under accrual of fees as they related to the fiscal 2003 audit.

     Liability insurance costs increased by approximately $22,000 and $61,000 for the three and nine months ended June 30, 2004 respectively, as compared to the same periods of the previous year. Primarily, this relates to the Directors and Officers liability policy that the Company initiated in the fourth quarter of fiscal 2003, as well as higher cargo insurance expense due to the increased sales activity.

     MIS fees, which represent the expense of maintaining the computer system and programming modifications to improve its output and performance, decreased by approximately $37,000 during the nine month period ended June 30, 2004 versus the same period ended June 30, 2003, primarily reflecting enhancements to the Company's EDI capability and streamlining of customer order entry during the previous fiscal year.

     SG&A expenses presented for the three months ended June 30, 2004 and 2003 are inclusive of expenditures to related parties totaling $392,485 and $354,486, respectively. SG&A expenses presented for the nine months ended June 30, 2004 and 2003 are inclusive of expenditures to related parties totaling $1,141,830 and $1,069,285, respectively.

Income/(Loss) From Operations

     Operating income increased during the three months ended June 30, 2004 by approximately $331,000, to $392,000, as compared to operating income of $61,000 in the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period in fiscal 2003, the operating margin for the three-month period ended June 30, 2004 increased by 2.1%, to 2.7% of sales.

     Operating income increased during the nine months ended June 30, 2004 by approximately $1,069,000, to $703,000, as compared to an operating loss of ($366,000) in the same nine month period in the previous year, for the reasons indicated above. In comparison to the respective period in fiscal 2003, the operating margin for the nine-month period ended June 30, 2004 increased by 2.9%, to 1.8% of sales.

Interest Expense

     Interest expense decreased slightly for the three and nine months ended June 30, 2004 by approximately $1,000 and $8,000, respectively as compared to the same periods in the previous year, reflecting lower interest rates on borrowed funds.

Net Income/(Loss)

     Income before income taxes increased to $349,000 during the quarter ended June 30, 2004 from $6,000 during the same period in the prior year. The Company recorded a tax provision of $184,000 for the quarter ended June 30, 2004 versus zero provision for quarter ended June 30, 2003. Net income after tax amounted to approximately $165,000 or 1.1% of revenues during the third quarter of fiscal 2004 versus net income of $6,000 or 0.1% of revenues in the third quarter of fiscal 2003.

     Income before income taxes increased to $549,000 during the nine months ended June 30, 2004 from a loss of ($916,000) during the same period in the prior year. The Company recorded a tax provision of $305,000 for the nine months ended June 30, 2004 as compared to a tax benefit of $399,000 for nine months ended June 30, 2003. Net income after tax amounted to approximately $244,000 or 0.6% of revenues during the first nine months of fiscal 2004 versus a net loss of ($517,000) or (1.5%) of revenues in the first nine months of fiscal 2003.




Liquidity and Capital Resources

     Net cash used for operating activities was approximately $124,000 for the nine months ended June 30, 2004, compared to cash flow provided by operations of approximately $97,000 for the nine months ended June 30,
2003. For the nine months ended June 30, 2004, cash was used to finance an increase in accounts receivable, offset by the Company's profit during the period as well as an increase in accounts payable. For the nine months ended June 30, 2003, cash was primarily provided by the receipt of loan funds due from a third party, as well as a refund of federal tax payments, offset by a decrease in accounts payable and the net losses of the Company during the period.

     At June 30, 2004, the Company had cash of $106,000 and net working capital of $1,013,000, compared with cash of $50,000 and net working capital of $1,075,000 respectively, at June 30, 2003. The decrease in working capital at June 30, 2004 over June 30, 2003 is primarily attributable to the payment made in connection with a licensee agreement that Allstates entered in to in fiscal 2004, offset by the profits of the Company over the past twelve months.

     During the first quarter of fiscal 2004, Allstates entered into a licensee agreement with another party that would result in that party owning the rights to three licensee operations commencing January 31, 2004. As part of the agreement, Allstates WorldCargo agreed to pay in installments a sum of $300,000 to the licensees as a start-up fee. As of June 30, 2004, the Company paid that amount in full. Allstates has capitalized this expenditure as a leasehold improvement and will depreciate it over the ten-year life of the contract

     The Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the nine months ended June 30, 2004, capital equipment expenditures amounted to approximately $82,000, while capital expenditures amounted to approximately $67,000 for the nine months ended June 30, 2003.


     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires January 31, 2005, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.00% at June 30,
2004). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,250,000 as of June 30, 2004.

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


BY:       /s/ SAM DIGIRALOMO                  DATED:    August 13, 2004
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    August 13, 2004
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer