Form 10-K
period 2004-09-30
ALLSTATES WORLDCARGO INC
filed 2004-12-29
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                              Form 10-K
(Mark One)

[x]  ANNUAL  REPORT UNDER SECTION 13 0R 15(D) OF THE  SECURITIES
     EXCHANGE  ACT  OF 1934 FOR THE FISCAL YEAR ENDED  SEPTEMBER
     30, 2004

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


Indicate by check mark if disclosure of delinquent filers pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rile 12b-2 of the Act. Yes [ ] No [x]

The number of shares of Common Stock outstanding as of December 22, 2004 was 32,509,872 shares.

At December 22, 2004, the voting stock of the registrant had not been publicly quoted.

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

     The freight forwarding business of Allstates was founded in 1961 by Joseph M. Guido, the Company's Chairman of the Board, with its first terminal opening in Newark, New Jersey. The Company provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. The Company operates 21 offices throughout the United States, including the corporate headquarters, and employs 93 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. Allstates currently has strategic alliance agreements with agents in the United Kingdom, European, South American and Far East markets.

     Allstates neither owns nor operates any aircraft or ships. By not owning or operating its own equipment, Allstates believes it is able to provide more flexible delivery schedules and shipment size. In addition, by eliminating the substantial fixed expenses associated with the ownership of such equipment, Allstates has been able to effect certain cost savings.

Marketing and Licensing

     Allstates markets its services through a network of 20 domestic branch offices, its strategic alliances, and selected agents throughout the world. Allstates is a party to several site licensing agreements in which those licensees have contracted with the Company to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 20 branch locations, 13 are licensees operations, while 7 are company owned and staffed operations.

     Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations. Allstates employs 17 full time sales and marketing personnel operating from the 7 company-owned offices.

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

Customers

     Allstates has a diverse customer base, with approximately 1,700 accounts. In fiscal 2004, no customer accounted for more than 10% of revenues. Over the 43 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

Employees

     As of December 8, 2004, the Company employed a total of 93 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 91 employees (of which 10 are part time), including 49 in operations and customer service, 17 in sales, marketing and related activities, and 25 in administration and finance. The Audiogenesis Systems division has 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.

Pension Plan

Effective   May  1994,  the  Company  adopted  a  discretionary   non-
standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 2004, the maximum contribution allowed by the Code was the lesser of 100% of an employees' compensation, or $13,000. Participants who attained age 50 prior to the close of the plan year are eligible to make catch-up contributions of an additional $3,000, after the maximum contribution has been made. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% vested at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 2004.

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


ITEM 2.    DESCRIPTION OF PROPERTY

     Allstates occupies approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 27,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties generally run from one to seven years and are scheduled to expire between fiscal 2005 and fiscal 2008. The total rent expense for company leased facilities was approximately $557,000 during fiscal 2004. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The Company's branch locations as of September 30, 2004 were:


     Los Angeles, California       Nashville, Tennessee

     Kenilworth, New Jersey        Miami, Florida

     St. Louis, Missouri           Houston, Texas

     Jacksonville, Florida         Indianapolis, Indiana

     Pittsburgh, Pennsylvania      Minneapolis, Minnesota

     Philadelphia, Pennsylvania    Raleigh, North Carolina

     Atlanta, Georgia              San Francisco, California

     Baltimore, Maryland           San Diego, California

     Boston, Massachusetts         Wayne, New Jersey

     Chicago, Illinois             Orlando, Florida





ITEM 3.  LEGAL PROCEEDINGS

Environmental matter

     The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leased office space at the time. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates ("Carpenter")to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the chlorinated solvents in the groundwater was needed. A Remedial Investigation Work Plan was submitted in November 1999. The NJDEP approved the work plan on November 24, 1999. The approved work was performed by Carpenter in December 1999, as set forth in Carpenter's report dated March 13, 2000. The Carpenter report indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, a separate well that Carpenter also sampled, indicated an increase from the prior sampling event. The NJDEP suggested that the increase may be due to sediments collected with the groundwater sample, and recommended that the sampling be repeated. Carpenter conducted two additional sampling events to confirm groundwater concentrations of benzene in Monitoring Well 3 ("MW-3"). The sampling results indicated that concentrations of benzene have sufficiently decreased to allow case closure with the institution of a Classification Exception Area ("CEA"). Counsel for Allstates has confirmed with the New Jersey Department of Environmental Protection ("DEP") that the sampling results satisfactorily demonstrate a decreasing trend in benzene concentrations. At the DEP's request, Carpenter prepared a CEA proposal, which was submitted to the DEP on October 11, 2001. In the CEA proposal, Carpenter proposed no further action for the groundwater. The DEP subsequently issued a No Further Action ("NFA") letter for the soil and groundwater. Pursuant to the NFA, Allstates is to seal the monitoring wells at the site.
The work was unable to be completed due to site improvements installed by the current property owner that rendered the monitoring wells inaccessible. The property owner indicated conceptual agreement to pay the additional costs necessary to access the wells for abandonment, and has reimbursed Allstates for costs incurred to address the issue to date. We are awaiting written confirmation from the property owner of its agreement to fund the remaining work, at which time that work will be scheduled.

     The NFA also sets forth details of the CEA prepared for the site that projected when remaining groundwater contaminants will have fully degraded to meet DEP groundwater quality standards. Since the NFA was issued, the DEP's technical regulations were amended to require sampling at the end of the CEA period to confirm that ground water quality standards have been achieved. It is unclear whether DEP will enforce this requirement to cases such as Allstates where an NFA was issued prior to promulgation of the regulations. Since the CEA period has now expired, we are evaluating whether to collect a sample prior to abandonment of the wells. Should these samples confirm that contaminants have fully degraded, the CEA would then be terminated.
If groundwater contamination has not degraded in accordance with the projections, the regulations will require the submission of a biennial certification conforming the effectiveness of the CEA. The biennial certifications will focus primarily on a confirmation by Allstates, based on inquiries made to local authorities, that groundwater at the site is not being used. Pursuant to the 1998 Agreement of Sale with Father Flanagan's Boys Home, the current owner is to pay Allstates $3,000 per year for any reporting or monitoring associated with an institutional control, which includes a CEA. This payment is to continue for so long as DEP requires the work or for 20 years, whichever period is the shortest. We anticipate that this will cover the cost of the reporting.

     In March 1997, Allstates made claims against liability insurance carriers for coverage. The Company's counsel submitted invoices to the carriers in September 2003, and continues to respond to their requests for information. The Company's counsel expects to meet with the carriers over the next several months to discuss settlement.


Joseph M. Guido, v. Allstates WorldCargo, Inc., Sam DiGiralomo, Barton
C. Theile, and Craig D. Stratton

     On  October  14,  2004, the 56.91% majority  shareholder  of  the
Company  (the  "Shareholder") (also employed by  the  Company  as  its
Chairman) commenced an action against the Company and three of the Company's directors, entitled "Joseph M. Guido v. Allstates
WorldCargo, Inc., Sam DiGiralomo, Barton C. Theile, and Craig D. Stratton," in the Superior Court of New Jersey, Chancery Division, Ocean County, bearing Docket No. OCN- C -305-04. (Messrs. DiGiralomo, Theile, and Stratton are also employed by the Company as its President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and its Chief Financial Officer.) The Shareholder alleged that in accordance with state law, on August 16, 2004, he had delivered to the Company's Secretary (1) an executed Written Consent in Lieu of a Special Meeting of the Stockholders of Allstates WorldCargo, Inc. dated August 16, 2004 (the "Written Consent"), (2) Amended and Restated Bylaws of the Company adopted pursuant to the Written Consent (the "A&R Bylaws"), and (3) a draft Information Statement pursuant to Section 14(c) of the 1934 Act (the "Draft Information Statement").

     The Shareholder alleged that pursuant to the Written Consent, he had amended the Company's bylaws to (among other things) expand the Board of Directors from four members to seven members, and appointed three persons (alleged to be independent) to fill the newly created board seats. He alleged that the Company was required by law to comply with his demand to notify the shareholders of his action, and that the Company's failure to do so was a violation of the law. He also alleged that the three individual defendants, both as directors and officers, owed the Company and it shareholders certain fiduciary duties and duty of loyalty to direct that "appropriate steps" be taken by the Company to allegedly comply with New Jersey state law "and other applicable law" in response to the Written Consent.

     The Majority Shareholder demanded temporary, preliminary, and injunctive relief enjoining a scheduled special Board of Directors meeting (the "Special Board Meeting") pending Company's performance of acts allegedly required by New Jersey law and by the 1934 Act. The Majority Shareholder also sought a permanent injunction requiring the Company and its Secretary to prepare and distribute to the Company's shareholders all notices allegedly required by state and federal law in connection with the Written Consent. Finally, he sought entry of an Order requiring the Company to file and serve upon him, within seven days after entry of a permanent injunction, a written report setting forth the manner and form in which the Company complied with the injunctions.

     The Company (and the three individual defendants) opposed the application for temporary relief upon the grounds that subsequent to his execution of the Written Consent, the Majority Shareholder advised one of the individual defendants that he had decided not to proceed with his amendment of the Bylaws or his expansion of the Board of Directors. Defendants also alleged that the Majority Shareholder's actions were not in the best interest of the Company, and were motivated by self-interest, that because of such concerns, the Company needed time to determine its obligations under the law, and that the purpose of the Special Board Meeting (among others) was to consider "issues pertaining to the request by [the Majority Shareholder] to file the Schedule 14C presented to the Secretary of the Corporation."

     On October 28, 2004, the parties reached an agreement with regard to some essential terms of a settlement, pursuant to which (1) the Company's Board of Directors would not be expanded except by unanimous consent, (2) the Majority Shareholder and the individual defendants would enter into a voting agreement pursuant to which each would agree to vote his respective shares in the Company for the others as directors of the Company, (3) the Company would enter into new employment agreements (the precise terms of which were to be agreed upon) with the individual defendants (the existing employment agreements being due to expire on December 31, 2004), (4) the parties would exchange general releases, and (5) the Company would, to the extent lawfully required by the Majority Shareholder's existing employment agreement, reimburse him for the attorneys fees he incurred in connection with the action. It was anticipated that the complete terms of a Settlement would be agreed upon, and that formal settlement documents would be prepared and executed. Such formal documentation is being prepared.



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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2004. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                         YEAR ENDED SEPTEMBER 30,
                                  (in thousands, except per share data)

                                 2000     2001     2002     2003    2004

STATEMENT OF OPERATIONS DATA

Net sales                       $33,213  $41,239   $36,403  $46,293  $54,705

Income (loss) from operations     424     744      534     (326)     727

Income (loss) from continuing
operations                        87      408      136     (582)     233

Net income (loss)
                                 (62)     408      136     (582)   233
Basic net income (loss) per
common share                     $.00     $.01     $.00    ($.02)   $.01
Diluted net income (loss) per
common share                     $.00     $.01     $.00    ($.02)   $.01

Weighted average
     Common shares outstanding
- basic                         32,510   32,510   32,510   32,510  32,510
Weighted average
     Common shares outstanding
- diluted                       32,521   32,510   32,510   32,510  32,510


BALANCE SHEET DATA:

Working capital                  $  598  $ 1,316  $1,534  $1,050   $1,081
Total assets                      7,892    7,095   8,050   8,287    9,787
Liabilities - current             5,695    4,614   5,477   6,338    7,577
Liabilities - long term           2,625    2,497   2,453   2,412    2,440
Total stockholders' equity        (427)     (16)     120   (462)    (229)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The public may read and copy any materials we have filed with SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the internet site is http://www.sec.gov. The public can also contact Mr. Craig Stratton at Allstates WorldCargo, Inc., 4 Lakeside Drive South, Forked River, New Jersey, 08731, or through the internet web address http://www.allstatesair.com.

Results of Operations

     The  following table sets forth for the periods indicated certain
financial   information   derived  from  the  Company's   consolidated
statement of operations expressed as a percentage of total revenues:

                                          Fiscal Year Ended September 30,
                                           2004       2003        2002
                                         ---------------------------------
Revenues                                  100.0%      100.0%      100.0%
Cost of transportation                     67.7        65.0        61.3
                                          -----       -----       -----
Gross profit                               32.3        35.0        38.7

Operating expenses:
     Personnel costs                       11.9        14.1        15.5
     License commissions and royalties     12.0        13.5        13.2
     Other selling, general and
        administrative expenses             7.1         8.1         8.5
                                          -----       -----       -----
Total operating expenses                   31.0        35.7        37.2

Operating income                            1.3        (0.7)        1.5
Net income/(loss)                           0.4%       (1.3)%       0.4%


REVENUES

Fiscal 2004 vs. fiscal 2003

     Revenues of the Company represent gross consolidated sales less customer discounts. Sales for the fiscal year ended September 30, 2004 increased $8,412,000, or 18.2%, to $54,705,000, over revenues earned during the prior fiscal year ended September 30, 2003, reflecting a higher volume of freight shipped. Revenues earned from domestic-routed freight increased $9,434,000, or 27.1%, to $44,296,000, while international freight revenues decreased from the previous fiscal year by $1,022,000, or (8.9%), to $10,409,000.

      The increase in domestic revenues earned in fiscal 2004 over fiscal 2003 primarily reflects incremental increases in freight business at certain existing branches, an increase during the year in the number of branch locations, and the addition of a new large customer. Furthermore, growth within the Allstates truck brokerage operation also fueled the increase in domestic sales.

     The decrease in international revenues in fiscal 2004 from the previous year primarily reflects the approximately $1.8 million in billing in fiscal 2003 to one customer for the arrangement of international chartered aircraft. The Company was asked to make these arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports during the first quarter of fiscal 2003. After discounting the billing for that charter service in fiscal 2003, international revenues would have increased by approximately $766,000.


Fiscal 2003 vs. fiscal 2002

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

     The growth in revenues in fiscal 2003 as compared to fiscal 2002 is primarily a result of the improvement in the U.S. economy in 2003, the effect of additional sales personnel hired in the second half of fiscal 2002, and the full year effect of two company stations that were opened during the third quarter of fiscal 2002. The addition of a new licensee location during the second quarter of fiscal 2003 also contributed to the Company's increase in revenues. In addition, Allstates truck brokerage operation, which in previous years had exclusively provided logistical support for the Company's freight forwarding operations, began providing truckload service to selected customers in fiscal 2003, accounting for approximately $950,000 in additional revenues.

     The Company's largest customer accounted for 7.9% of consolidated revenues in fiscal 2003. In November 2003, that customer began to utilize an alternate carrier to provide freight distribution services. Allstates continued to provide transportation services to that customer at a significantly reduced level. Included in total revenues is approximately $1.8 million in billing to one customer for the arrangement of international chartered aircraft. The Company was asked to make these arrangements by its customer as an emergency response to the backlog of ocean freight deliveries that resulted from the lock out of West Coast ports during the first quarter of fiscal 2003.




GROSS PROFIT

Fiscal 2004 vs. fiscal 2003

     Gross profit represents the difference between net revenues and the cost of providing transportation services. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. As a percentage of revenues, cost of sales increased by 2.7%, to 67.7%, for the fiscal year ended September 30, 2004 in comparison to the fiscal year ended September 30, 2003. The higher percentage of transportation costs to revenues primarily reflects increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the addition of new lower margin business that the Company attained during fiscal 2004. In absolute terms, cost of sales increased by $6,971,000, or 23.2%, to $37,060,000 for the fiscal year ended
September 30, 2004 compared to the prior fiscal year, reflecting the increase in sales. Gross margins decreased to 32.3% of sales for fiscal 2004. Gross profit increased by $1,441,000, or 8.9%, to $17,645,000 in fiscal 2004 versus fiscal 2003.


Fiscal 2003 vs. fiscal 2002

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

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Fiscal 2004 vs. fiscal 2003

     Selling, general and administrative expenses include personnel costs, licensee commissions and other costs necessary to operate our business. As a percentage of revenues, SG&A expenses decreased by
4.7%, to 31.0%, for the fiscal year ended September 30, 2004 as compared to the fiscal year ended September 30, 2003, reflecting the increase in revenues in relation to fixed operating expenses. In absolute terms, SG&A expenses increased by approximately $389,000, or 2.4%, to $16,918,000 in fiscal 2004 in comparison to fiscal 2003, primarily reflecting higher licensee commission expense.

      Allstates pays commissions to licensees and independent sales agents as compensation for generating profits for the Company. Licensee commissions and royalties pursuant to licensee agreements increased by approximately $260,000 in fiscal 2004 over the fiscal 2003 expense. This primarily reflects the addition of two new licensee branch locations and the conversion of one company-owned branch to a licensee during the year, offset by lower gross profits at existing licensee branches. Licensee commissions and royalties as a percentage of revenues decreased by 1.5%, to 12.0% of sales, in fiscal 2004.

      Personnel costs as a percentage of sales decreased by 2.2% in fiscal 2004, to 11.9% of revenues. In absolute terms, total personnel related expenses in fiscal 2004 approximated fiscal 2003 costs. Salaries and employee benefits decreased by approximately $228,000 in fiscal 2004 as compared to the previous year, primarily due to the reduction in headcount that took place during the last six months of fiscal 2003 as well as the transfer of a company-owned station to a licensee operation in February 2004. This was offset by increases in salesperson commissions and executive bonus expense in fiscal 2004 as a result of the increase in profit from the prior fiscal year.

      Accounting fees increased by approximately $97,000 for fiscal 2004 over fiscal 2003, primarily based on an under accrual of fees as they related to previous years audits. Liability insurance expenses increased by approximately $48,000 for fiscal 2004 as compared to fiscal 2003, primarily relating to the Directors and Officers liability policy that the Company initiated in the fourth quarter of fiscal 2003.


Fiscal 2003 vs. fiscal 2002

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


Operating (loss)/income

      Income from operations increased by approximately $1,052,000 for the fiscal year ended September 30, 2004, to $727,000, versus the fiscal year ended September 30, 2003, due to the increase in sales volume and the reduction of operating expenses as a percentage of revenues. The operating margin increased by 2.0% during fiscal year 2004.

     Income from operations decreased during the fiscal year ended September 30, 2003 by approximately $859,000, to a loss of ($326,000), in comparison to the fiscal year ended September 30, 2002, due to higher operating expenses incurred. The operating margin decreased by 2.2% during the fiscal year 2003.



Interest expense

     Allstate's interest expense obligation consists primarily of the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the August 24, 1999 reverse acquisition, as well as on borrowings against the line of credit established with the bank. Interest on the note was approximately $168,000 and $170,000 during fiscal 2004 and fiscal 2003, respectively.

     Interest expense decreased by approximately $9,000 during the fiscal year ended September 30, 2004 in comparison to the prior year, reflecting a lower average borrowing rate. Interest expense during the fiscal year ended September 30, 2003 was consistent with the previous fiscal year, totaling approximately $226,000. While the average borrowing rate of interest during fiscal 2003 was lower than fiscal 2002, the average outstanding borrowings during fiscal 2003 were higher than the previous fiscal year.


Loss on Sale of Assets

      Allstates realized a gain on the sales of assets in fiscal 2004 of approximately $3,000, versus a loss of approximately ($27,000) in fiscal 2003, primarily reflecting the sale of company owned automobiles.


Other income/(expense)

      During the fiscal year ended September 30, 2003, the Company incurred a charge of approximately $372,000 for the partial write-off of a third party loan. Per an agreement with that party, Allstates agreed to accept $330,000 as full payment on the $702,000 loan receivable.


Net income/(loss)

     Net income before taxes increased by approximately $1,472,000, to $522,000 for the fiscal year ended September 30, 2004, compared to the previous fiscal year then ended. The Company recorded a tax provision of approximately $289,000 for fiscal 2004. Net income for fiscal 2004 was $233,000 versus a net loss of ($582,000) in the prior year.


       The net income before taxes decreased by approximately $1,263,000, to a net loss of ($950,000) for the fiscal year ended
September 30, 2003, in comparison to the prior fiscal year ended September 30, 2002. The Company recorded a tax benefit of $368,000 for fiscal 2003. The net loss for fiscal 2003 was ($582,000) versus net income of $136,000 in the previous fiscal year.


Liquidity and Capital Resources

      Net cash provided by operating activities was approximately $18,000 for the fiscal year ended September 30, 2004 compared to net cash provided by operations of approximately $749,000 for the fiscal year ended September 30, 2003. In fiscal 2004, cash was provided by the net income of the Company, offset by the net effect of increases in accounts receivable and accounts payable that reflect the growth in fiscal 2004 volume over the previous year. In fiscal 2003, cash was primarily provided by the receipt of loan funds due from a third party, a refund of federal tax payments, and an increase in accounts payable, offset by an increase in accounts receivable.

At September 30, 2004, the Company had cash of $114,000 and net working capital of $1,081,000, compared with cash of $517,000 and net working capital of $1,050,000 respectively, at September 30, 2003. The increase in working capital at September 30, 2004 in comparison to September 30, 2003 is primarily attributable to the Company's net income during the fiscal year, offset by payments made in connection with a licensee agreement that Allstates entered in to in fiscal 2004. During the first quarter of fiscal 2004, Allstates entered into a licensee agreement with another party that would result in that party owning the rights to three licensee operations commencing January 31, 2004. As part of the agreement, Allstates WorldCargo paid a sum of $300,000 to the licensees as a start- up fee. Allstates has capitalized this expenditure as a leasehold improvement and will depreciate it over the ten- year life of the contract.

     In addition to the leasehold improvement payment, the Company's other investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. These capital expenditures amounted to approximately $95,000 during the fiscal year ended September 30, 2004, while proceeds from the sale of company-owned automobiles totaled approximately $49,000. For the fiscal year ended September 30, 2003, capital expenditures totaled approximately $106,000. Proceeds from the sale of fixed assets, primarily of company-owned automobiles, amounted to approximately $37,000.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (4.75% at September 30, 2004). The interest rate is predicated on the Company maintaining an average compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit at September 30, 2004 and 2003 were $1,100,000 and $1,150,000, respectively.

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

                    FINANCIAL STATEMENTS
       For the Years Ended September 30, 2004 and 2003



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

 Consolidated Statements of Cash Flows                    F7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS          F8 - F17

                INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (a corporation), as of September 30, 2004 and 2003, and the related consolidated statements of net income (loss), earnings per share, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements (see Note 1) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2004 and 2003, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Toms River, New Jersey
December 9, 2004

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2004 and 2003

Assets

                                                                2004          2003
                                                                ----          ----
Current Assets
  Cash                                                       $    114,363  $   516,639
  Accounts Receivable, net of allowance for doubtful
    accounts of $250,394 and $229,364, respectively             8,073,391    6,226,209
  Inventories                                                      30,027       28,644
  Prepaid Expenses and Other Assets                                89,081      126,547
  Deferred Income Taxes - Current Portion                         351,000      490,000
                                                              ------------  -----------
    Total Current Assets                                        8,657,862    7,388,039
                                                              ------------  -----------
PROPERTY, PLANT AND EQUIPMENT,
    net of accumulated depreciation                               507,873      325,562
                                                              ------------  -----------
INTANTIBLE AND OTHER ASSETS
  Deposits                                                         33,371       38,571
  Loans Receivable                                                 52,853          -
  Goodwill, including acquisition costs,
    net of accumulated amortization                               535,108      535,108
                                                              ------------  -----------
    Total Other Assets                                            621,332      573,679
                                                              ------------  -----------
Total Assets                                                 $  9,787,067  $ 8,287,280
                                                              ============ ============

            See accompanying notes and independent auditors' report

                                            F2

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2004 and 2003

Liabilities and Stockholders' Deficit

                                                              2004          2003
Current Liabilities                                           ----          ----
  Accounts Payable                                       $ 5,274,000    $ 4,336,623
  Accrued Expenses                                         1,178,377        823,029
  Short-Term Bank Borrowings Under Line of Credit          1,099,500      1,149,500
  Current Portion of Long Term Debt                           25,000         28,836
                                                          ----------      ---------
    Total Current Liabilities                              7,576,877      6,337,988
                                                          ----------      ---------
LONG TERM LIABILITIES
Deferred Tax Liability - Non-current portion                  78,000         25,000
Long-Term Portion of Notes Payable                         2,361,730      2,386,730
                                                          ----------      ---------
    Total Long-Term Liabilities                            2,439,730      2,411,730
                                                          ----------      ---------
    Total Liabilities                                     10,016,607      8,749,718
                                                          ----------      ---------
STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 50,000,000 shares
    authorized,  32,509,872 shares issued
    and outstanding                                            3,251          3,251
  Retained Deficit                                          (232,791)      (465,689)
                                                          ----------      ---------
    Total Stockholders' Deficit                             (229,540)      (462,438)
                                                          ----------      ---------
Total Liabilities and Stockholders' Deficit              $ 9,787,067    $ 8,287,280
                                                          ==========      =========

            See accompanying notes and independent auditors' report

                                      F3

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
For the Fiscal Years Ended September 30, 2004 and 2003

                                                                 2004           2003
                                                                 ----           ----
NET SALES                                                    $ 54,705,311    $ 46,293,052
COST OF SALES                                                  37,060,406      30,089,183
                                                              ------------   ------------
    Gross Profit                                               17,644,905      16,203,869

OPERATING EXPENSES
Selling, General and Administrative                            16,918,055      16,529,442
                                                             ------------    ------------
    Income (Loss) from Operations                                 726,850        (325,573)
                                                              ------------   ------------
OTHER INCOME (EXPENSE)
  Interest Income                                                     -               613
  Interest Expense                                               (217,367)       (226,714)
  Gain/(Loss)on Sale of Equipment                                   3,071        ( 26,534)
  Other Income (Expense)                                            9,093        (371,916)
                                                              ------------   ------------
  Total Other Income (Expense)                                   (205,203)       (624,551)
                                                              ------------   ------------
    Income (Loss) Before Tax Provision                            521,647        (950,124)

Provision for Income Taxes                                        288,749        (367,833)
                                                              ------------   ------------
    Net Income (Loss) Applicable to Common Shareholders      $    232,898        (582,291)
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F4

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings Per Share
For the Fiscal Years Ended September 30, 2004 and 2003

                                                                 2004           2003
                                                                 ----           ----

EARNINGS PER SHARE - BASIC
  Net Income (Loss) Applicable to Common Shareholders        $     232,898     ( 582,291)
  Per Common Share - Basic                                   $        0.01  $  (    0.02)
                                                              ============   ============
Shares Used in Per Share Calculation - Basic                    32,509,872    32,509,872
                                                              ============   ============

Earnings Per Share - Diluted
  Net Income (Loss) Applicable to Common Shareholders        $     232,898     ( 582,291)

  Per common share - diluted                                 $        0.01  $  (    0.02)
                                                              ============   ============
Shares Used in Per Share Calculation - Diluted                  32,509,872    32,509,872
                                                              ============   ============

            See accompanying notes and independent auditors' report

                                            F5

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Fiscal Years Ended September 30, 2004 and 2003

                               Common Stock
                                                 Other          Retained    Total
                            Number of            Comprehensive  Earnings  Stockholders'
                            Shares     Par Value Income (Loss) (Deficit)  Equity (Deficit)
                            ---------  --------- ------------- ---------- ----------------
Balance at
 September 30, 2002         32,509,872 $3,251  $     -      $   116,602    $ 119,853

Consolidated net loss
 for the fiscal year
 ended September 30, 2003                                      (582,291)   ( 582,291)
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2003         32,509,872 $3,251  $     -      $  (465,689)  $( 462,438)

Consolidated net gain
 for the fiscal year
 ended September 30, 2004                                       232,898      232,898
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2004         32,509,872 $3,251  $     -      $  (232,791)  $( 229,540)
                            ========== ======= ============   =========== =============


            See accompanying notes and independent auditors' report

                                   F6

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2004 and 2003

                                                                        2004          2003
Cash Flows From Operating Activities:                                   ----          -----
 Net Income (loss) Applicable to Common Shareholders                  $   232,898  $ (582,291)
 Adjustments to reconcile net income (loss) applicable to
   common shareholders to net cash provided
   by operating activities:
    Depreciation                                                          167,202     185,728
    Amortization                                                             -          1,166
    Provision for bad debts                                               187,999     182,379
    (Gain)/Loss on Sale of Equipment                                       (3,071)     26,534
    (Increase) Decrease in:
      Accounts Receivable                                               (2,035,182)  (655,856)
      Inventories                                                         (  1,383)  (  4,432)
      Prepaid Expenses and Other Assets                                   ( 15,386)   852,366
      Deferred Tax Asset                                                   139,000   (420,001)
    Increase (Decrease) in:
      Accounts Payable                                                     937,377  1,186,058
      Accrued Expenses                                                     355,348   ( 23,146)
      Deferred Tax Liability                                                53,000        -
                                                                         ----------   ---------
        Net Cash Provided From Operating Activities                         17,802    748,505
                                                                         ----------   ---------
Cash Flows From Investing Activities:
  Purchase of Equipment                                                   (395,292)   (106,344)
  Proceeds from Sale of Equipment                                           48,850      36,732
  Deposits                                                                   5,200    (  3,693)
                                                                         ----------   ---------
        Net Cash Used by Investing Activities                             (341,242)   ( 73,305)
                                                                         ----------   ---------
Cash Flows From Financing Activities:
  New borrowings:
    Short-Term                                                             200,000     999,500
    Long-Term
  Debt reduction:
    Short-Term                                                          (  250,000) (1,250,000)
    Long-Term                                                           (   28,836)   ( 81,338)
                                                                         ----------   ---------
        Net Cash Used by Financing Activities                           (   78,836)  ( 331,838)
                                                                         ----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents                    (  402,276)     343,362

Cash and Cash Equivalents, Beginning of Year                               516,639     173,277
                                                                         ----------   ---------
Cash and Cash Equivalents, End of Year                                 $   114,363     516,639
                                                                         ==========   =========

            See accompanying notes and independent auditors' report

                                     F7

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003


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

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     For purposes of the accompanying consolidated financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates WorldCargo, Inc. is considered a subsidiary. Therefore, these consolidated financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2004 and 2003. The consolidated statements of net income (loss) include the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the years ended September 30, 2004 and 2003. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At varying times during the years ended September 30, 2004 and 2003, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC. Management considers the risk of loss to be minimal.

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

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003


NOTE   2   -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

     Inventories

     For  both  financial reporting and income tax purposes,
     inventory  is  stated  on  the  cost  basis.   Cost  is
     determined using the first-in, first-out method.

     Depreciation

     Property, plant and equipment consist principally of building and improvements, vehicles, computers and software, office equipment, and furniture and fixtures which are stated at historical cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to fifteen years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statements of income (loss). Depreciation expense for the years ended September 30, 2004 and 2003 was $167,202 and $185,728, respectively.

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

     Advertising

     The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended
     September  30, 2004 and 2003 were $41,217 and  $28,121,
     respectively.

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

     Bad Debts

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2004 and 2003 was $187,999 and $182,379, respectively.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized by major classifications as follows:

                               2004            2003

Leasehold
Equipment                 $361,835            $  48,062

Vehicles                    56,525              315,789

Equipment and
Software                   902,192              857,239

Furniture and
Fixtures                    47,542               47,542
                        ----------              ---------
                         1,368,094              1,268,632
Less Accumulated
Depreciation               860,221                943,070
                        ----------              ---------
                        $  507,873             $  352,562
                        ==========              =========



NOTE 4 - AMORTIZATION OF GOODWILL AND ACQUISITION COSTS

     Commencing with the fiscal year beginning October 1, 2001, the Company implemented Statement of Financial Accounting Standards Statement No. 142, "Accounting for Goodwill and Intangible Assets", which no longer allows for the amortization of goodwill. The new statement requires the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Pursuant to the Company's impairment tests conducted for the years ended September 30, 2004 and 2003, no write off of the carrying value is deemed necessary.

     Effective January 1, 2003, the Company ceased amortizing the costs associated with the acquisition of Audiogenesis by Allstates and will include such costs in its annual goodwill impairment test as discussed above. Amortization expense for the years ended September 30, 2004 and 2003 were $-0- and $1,166, respectively.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003

NOTE 5 - LONG-TERM DEBT

     The Company's notes payable balance at September 30, 2004 and 2003 consist of the following:

                                                 2004            2003
Notes payable from Joseph M. Guido to
the Estate of
A.G. Hoffman, Jr., assumed by the
Company, in the
aggregate originally totaled
$2,511,730, with repayment
over 101 years at annual principal
payments of
$25,000 plus interest at 7% per year.
All or any
of the notes may be paid at any time
before maturity
without any prepayment penalty.  In
the event of a
default under the notes by the
Company, Joseph M.
Guido remains personally liable for
the notes, and
the 101 shares of Allstates Air
Cargo, Inc. common
stock held as security under the
notes (representing
48.1% of the issued and outstanding
common stock
of Allstates Air Cargo, Inc.) may be
sold at public or
private sale.                                    $2,386,730    $2,411,730


Notes Payable to Fleet Bank in
the aggregate
originally totaled $76,903, with
repayment over 36
months with monthly payments
inclusive of interest
ranging from 7.90% to 8.50%.
These loans are
secured by the vehicles which
they relate.                                           -           3,836
                                                  ---------     ---------

                                                  2,386,730     2,415,566
Less: Current Portion                                25,000        28,836
                                                -----------    ----------
                                                 $2,361,730    $2,386,730
                                                ===========   ===========

     Future  maturities for long-term debt as  of  September
     30, 2004 is as follows:

    For the fiscal years ended September 30,   2005       25,000
                                               2006       25,000
                                               2007       25,000
                                               2008       25,000
                                               2009       25,000
                                         Thereafter    2,261,730
                                                       _________
                                             Total    $2,386,730
                                                       =========
NOTE 6 - LINE OF CREDIT

     Allstates Air Cargo, Inc. has a $2,000,000 line of credit agreement with a bank, which expires January 31,
     2005.   Interest  on  outstanding borrowings  currently
     accrues at the Wall Street Journal's (WSJ) prime rate of interest per annum (4.75% as of September 30, 2004). The interest rate is predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000.
     If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by 1% over the WSJ's prime rate at the time of failure. The balance outstanding on the line of credit as of September 30, 2004 and 2003 was $1,099,500 and
     $1,149,500, respectively.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003


NOTE 6 - LINE OF CREDIT (Continued)

     Loan   collateral   includes  the  Company's   accounts
     receivable and the unlimited, unconditional guarantees of Joseph M. Guido, Teresa Guido and Allstates Allcargo
     (US), Inc.


NOTE 7 - PROVISION FOR INCOME TAXES

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                          2004     2003
                                          ----     ----
Expected Federal
statutory rate                            0.00%*   0.000%
Expected State statutory
rates (average)                          8.893%    8.893%
                                        -------   -------

Total expected                           8.893%    8.893%
statutory rate

State Franchise Tax and
Miscellaneous Book to Tax
Adjustments                             -9.654%   -2.253%

Deferred income tax
expense (benefit):
 Federal                                 29,138% -35.040%
 State                                    7.668% -10.310%
                                        -------   -------
Income Tax Expense (Benefit) -
Effective Tax Rate                       55,353% -38.710%

    * Due to Net Operating Loss in September 30,2003, and the net operating loss carryforward in September 30, 2004. Expected
      Federal statutory rate is deemed to be 0%.


     The   Company's  provision  for  income  taxes  as   of
     September 30, 2004 and 2003 consist of the following:

                                                 2003     2002
                                                  ----     ----
Current Income Tax Expense
          Federal                             $ (6,318)  $    -
          State                                103,067     62,980
                                               -------    -------
          Total - Current                       96,749     62,980
                                               -------    -------
Deferred Income Tax (Benefit) Expense
          Federal                              152,000   (332,901)
          State                                 40,000    (97,912)
                                                ------     ------
          Total - Deferred                     192,000   (430,813)
                                                ------    -------
          TOTALS                              $288,749  $(367,833)
                                              ========    =======




     The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 2004 and 2003 are as follows:

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003


NOTE 7 - PROVISION FOR INCOME TAXES (Continued)

                                   2004           2003
                                   ----           ----
     Deferred Tax Assets
     --------------------
     Accounts Receivable        $ 107,500      $ 101,000
     Defferred Payable             43,900           -
     Net operating loss           199,600        389,000
                                 --------        --------
     Totals                     $ 351,000      $ 490,000
     ------                      ========        ========

     Deferred Tax Liabilities
     ------------------------
     Depreciable and
      amortizable assets         $ 78,000        $ 25,000
                                 ========        ========



     At September 30, 2004 and 2003, the Company has a future income tax benefit for net write offs of its investment account in one of its Subsidiaries (Allstates Allcargo (U.S.) Inc.). The estimated future income tax benefit of this transaction is approximately $127,000. For financial statement purposes, a 100% valuation allowance has been recorded by management in the amount of $127,000 as of September 30, 2004 and 2003, and therefore, this future estimated tax benefit is not reflected in these financial statements.


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

NOTE 9 - PENSION PLAN

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003


NOTE 9 - PENSION PLAN (Continued)

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 100% of an employees' qualified compensation or $13,000 and $12,000 for the calendar years ended 2004 and 2003, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. Contributions to the plan for the years ended September 30, 2004 and 2003 totaled $43,493and $31,378, respectively. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2004 and 2003.


NOTE 10 - RELATED PARTY TRANSACTIONS

     Allstates Air Cargo, Inc. leases office space located in Forked River, New Jersey from a majority stockholder of the Company. Rent expense under these leases totaled $81,600 and $81,600 for the years ended September 30, 2004 and 2003, respectively.

     The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2004 and 2003 totaled $454,607 and $431,789, respectively.

     The Company entered into Employment Agreements with four of the Company's stockholders. The Employment Agreements are effective through December 31, 2004. The following is a summary of the terms of these agreements:

                     Annual                       Stock
    Position         Salary        Bonus         Options
    --------        --------       ------       --------

Chairman of the      $329,811     3% of fiscal       Yes
Board                            year increase
                                 in net profits

President/Chief      $216,000     3% of fiscal       Yes
Executive                         year increase
Officer                           in net profits


Executive Vice       $213,948     3% of fiscal       Yes
President/                        year increase
Chief Operating                   in net profits
Officer

Chief Financial      $148,077     Discretionary      Yes
Officer



NOTE 11 - STOCK OPTION PLAN

     On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2004, no stock options have been issued.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003


NOTE 12 - DESCRIPTION OF LEASING ARRANGEMENTS

     The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next five years. These operating leases provide the Company with the option to renew it's lease at the fair rental value at the end of the lease term. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

     Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 2004:

          Years Ending
        September 30,
     --------------------
          2005                   481,552
          2006                   320,266
          2007                   275,388
          2008                   157,965
          2009                    27,200
          Thereafter                -
                                --------
          Total               $1,262,371
                              ==========


     Rent expense under operating leases for the years ended
     September  30, 2004 and 2003 was $554,321 and  $462,284
     respectively.


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for:                    2003            2002
     --------------                   -----           -----
     Income Taxes                  $ 52,355        $115,091
                                   ========        ========
     Interest                      $217,367        $226,714
                                   ========        ========



NOTE 14 - LITIGATION

     On October 14, 2004, the 56.91% majority shareholder of the Company (the "Shareholder") (also employed by the Company as its Chairman) commenced an action against the Company and three of the Company's directors, entitled "Joseph M. Guido v. Allstates WorldCargo, Inc., Sam DiGiralomo, Barton C. Theile, and Craig D. Stratton," in the Superior Court of New Jersey, Chancery Division, Ocean County, bearing Docket No. OCN
     - C - 305-04. (Messrs. DiGiralamo, Theile, and Stratton are also employed by the Company as its President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and its Chief Financial Officer.) The Shareholder alleged that in accordance with state law, on August 16, 2004, he had delivered to the Company's Secretary (1) an executed Written Consent in Lieu of a Special Meeting of the Stockholders of Allstates WorldCargo, Inc. dated August 16, 2004 (the "Written Consent"), (2) Amended and Restated Bylaws of the Company adopted pursuant to the Written Consent (the "A&R Bylaws"), and (3) a draft Information Statement pursuant to Section 14(c) of the 1934 Act (the "Draft Information Statement").

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2004 and 2003



NOTE 14 - LITIGATION (Continued)

     The Shareholder alleged that pursuant to the Written Consent, he had amended the Company's bylaws to (among other things) expand the Board of Directors from four members to seven members, and appointed three persons (alleged to be independent) to fill the newly created board seats. He alleged that the Company was required by law to comply with his demand to notify the shareholders of his action, and that the Company's failure to do so was a violation of the law. He also alleged that the three individual defendants, both as directors and officers, owed the Company and its shareholders certain fiduciary duties and duty of loyalty to direct that "appropriate steps" be taken by the Company to allegedly comply with New Jersey state law "and other applicable law" in response to the Written Consent.

     The Majority Shareholder demanded temporary, preliminary, and injunctive relief enjoining a scheduled special Board of Directors meeting (the "Special Board Meeting") pending Company's performance of acts allegedly required by New Jersey law and by the 1934 Act. The Majority Shareholder also sought a permanent injunction requiring the Company and its Secretary to prepare and distribute to the Company's shareholders all notices allegedly required by state and federal law in connection with the Written Consent. Finally, he sought entry of an Order requiring the Company to file and serve upon him, within seven days after entry of a permanent injunction, a written report setting forth the manner and form in which the Company complied with the injunctions.

     The Company (and the three individual defendants) opposed the application for temporary relief upon the grounds that subsequent to his execution of the Written Consent, the Majority Shareholder advised one of the individual defendants that he had decided not to proceed with his amendment of the bylaws or his expansion of the Board of Directors. Defendants also alleged  that  the Majority Shareholder's actions  were
     not  in  the  best  interest of the Company,  and  were
     motivated  by  self-interest,  that  because  of   such
     concerns, the Company needed time to determine its obligations under the law, and that the purpose of the Special Board Meeting (among others) was to consider
     "issues pertaining to the request by [the Majority Shareholder] to file the Schedule 14C presented to the Secretary of the Corporation."

     On October 28, 2004, the parties reached an agreement with regard to some essential terms of a settlement, pursuant to which (1) the Company's Board of Directors would not be expanded except by unanimous consent, (2) the Majority Shareholder and the individual defendants would enter into a voting agreement pursuant to which each would agree to vote his respective shares in the Company for the others as directors of the Company, (3) the Company would enter into new employment agreements (the precise terms of which were to be agreed upon) with the individual defendants (the existing employment agreements being due to expire on December 31, 2004),
     (4)  the  parties would exchange general releases,  and
     (5) the Company would, to the extent lawfully required by the Majority Shareholder's existing employment agreement, reimburse him for the attorney's fees he incurred in connection with the action. It was anticipated that the complete terms of a settlement would be agreed upon, and that formal settlement documents would be prepared and executed. Such formal documentation is being prepared.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Position
----                     ---            --------
Joseph M. Guido          70             Chairman of the Board

Sam DiGiralomo           61             President, CEO, Director

Barton C. Theile         58             Executive Vice President, COO,
                                        Director

Craig Stratton           53             CFO,   Secretary,   Treasurer,
                                        Director

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



ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION


                     Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----   ---------   ---------   ---------   ------   --------
J.           2004  329,811             81,600(1)
Guido,       2003  311,818             81,600(1)
Chairman     2002  311,818             81,600(1)
of the
Board

Sam          2004  216,000            526,957(3)
DiGiralomo,  2003  208,000            413,864(2)
President,   2002  208,000            319,595(2)
CEO

B. Theile,   2004  213,948             23,013(5)
COO,         2003  206,316              9,271(4)
Exec. VP     2002  207,922              4,188(6)

Craig
Stratton,    2004  148,077              7,800(7)
CFO,         2003  129,039              7,800(7)
Secretary,   2002  125,266              5,850(7)
Treasurer


(1)  Rental income from leasing of Forked River corporate office
(2)  Royalties paid in connection with site licensing agreements
(3) Royalties paid in connection with site licensing agreements ($454,607), and reimbursement of income taxes due IRS in connection with insurance settlement ($72,350).
(4) Car allowance for use of personal auto ($7,800) and commission paid for management services to GTD Logistics, Inc. ($1,471)
(5) Car allowance for use of personal auto ($7,800) and commission paid for management services to GTD Logistics, Inc. ($15,213)
(6)  Commission paid for management services to GTD Logistics, Inc.
(7)  Car allowance for use of personal auto


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
                                           increase in net profits
Craig D. Stratton,
Chief  Financial  Officer   $154,000       At the discretion of
                                           the Board of Directors


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

ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 20, 2004 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:



                                            No. of Shares
 Title   Name and Address                        and         Percent
  of     of Beneficial Owner                  Nature of        of
 Class                                        Beneficial     Class(1)
                                              Ownership

Common   Joseph M. Guido                      18,500,000(2)  56.91%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Sam DiGiralomo                           4,850,000  14.92%
         7 Doig Road, Suite 3
         Wayne, NJ   07470

Common   Barton C. Theile                           500,000   1.54%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Craig D. Stratton                          200,000   0.61%
         4 Lakeside Drive South
         Forked River, NJ   08731

All Officers and Directors as a Group            24,050,000  73.98%

__________________
(1)    Based upon 32,509,872 shares outstanding as of December  22, 2004.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 250,000 shares owned by Teresa Guido, wife of Joseph Guido.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's $2,000,000 line of credit, which expires January 31, 2005, is personally guaranteed by Joseph M. Guido, Chairman of the Board of the Company, and Teresa Guido, his wife.

     The Company leased real estate in one location from Joseph M. Guido during Fiscal 2004. Rent expense under this lease totaled $81,600 for the year ended September 30, 2004. The Company believes that this lease is commensurate with the terms which could be obtained from an unaffiliated third party.

     Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. Similar royalty agreements have since been executed and are active which encompass its Minneapolis, San Francisco, Indianapolis, Philadelphia, Boston, Orlando, Atlanta, Raleigh and Nashville licensee locations. Royalty payments to Mr. DiGiralomo for the year ended September 30, 2004 totaled $454,607.

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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Our independent auditing firm during the fiscal years ended September 30, 2004 and September 30, 2003 was Cowan, Gunteski and Co., who have audited our financial statements since fiscal 1999. All audit and permissible non-audit services provided by Cowan, Gunteski and Co. are pre-approved by the Allstates Board of Directors, as the Company is not required to have an audit committee at the present time. The fees of Cowan, Gunteski and Co. billed to the Company for each of the last two fiscal years for audit services and other services are shown below:

Audit  fees.   Cowan, Gunteski and Co. billed the Company an
aggregate of $102,824 and $75,580 during fiscal 2004 and 2003 for professional services rendered for the audit of the Company's financial statements and the review of the interim financial statements included in the Company's quarterly reports.

Audit-related fees. During the fiscal years ended September 30, 2004 and 2003, Cowan, Gunteski and Co. did not provide or bill for any audit-related services that were not covered under audit fees.

Tax fees. The aggregate fees billed during fiscal 2004 and 2003 for tax services rendered by Cowan, Gunteski and Co. were $24,599 and $27,437, respectively.

All other fees. During the fiscal years ended September 30, 2004 and 2003, Cowan, Gunteski and Co. did not provide or bill for other services that were not included above.





                           PART IV

ITEM  15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a) The following exhibits are filed pursuant to Item 601 of Regulation S-K.


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

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999
31.1+ Certification of Registrant's Chief Executive Officer, Sam DiGiralomo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+ Certification of Registrant's Chief Financial Officer, Craig D. Stratton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+ Certification of Registrant's Chief Executive Officer, Sam DiGiralomo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+ Certification of Registrant's Chief Financial Officer, Craig D. Stratton, pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

__________________

* Filed previously, incorporated herein by reference
+ Filed herewith

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act,
the   registrant caused this report to be signed on its behalf by  the undersigned,  thereunto duly authorized.

ALLSTATES WORLDCARGO, INC.


BY:     /s/ Sam DiGiralomo
       President and CEO

DATED:  December 29, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:  /s/ Joseph M. Guido   Chairman of the Board of   December 29, 2004
                           Directors


By:  /s/ Sam DiGiralomo    President, CEO and         December 29, 2004
                           Director


By: /s/ Barton C. Theile   Executive Vice President,  December 29, 2004
                           COO and Director

By:  /s/ Craig D. Stratton  Secretary, Treasurer, and  December 29, 2004
                            Chief Financial Officer
                            (Principal Financial
                            Officer and Principal
                            Accounting Officer)