Form 10-Q
period 2004-12-31
ALLSTATES WORLDCARGO INC
filed 2005-02-14
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2005.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending December 31, 2004 and 2003

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

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................14

               PART 1 - FINANCIAL INFORMATION

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                December       September
                                   31,            30,
                                  2004           2004
                               (Unaudited)         *
  Current Assets
    Cash                       $116,502      $ 114,363
    Accounts Receivable, net
     of allowance for bad
     debt of $299,054 and
     $250,394                 8,820,110      8,073,391
    Prepaid expenses and
     other current assets       170,097        119,108
    Deferred tax asset -
     current                    351,000        351,000
                             ----------      ---------
  Total current assets        9,457,709      8,657,862

  Property, plant and
  equipment                   1,374,002      1,368,095
  Less:  Accumulated
  depreciation                  892,878        860,222
                             ----------      ---------
  Net property, plant and
  equipment                     481,124        507,873

  Goodwill, including
   acquisition cost, net        535,108        535,108
  Other assets                   82,640         86,224
                             ----------      ---------
  Total assets              $10,556,581    $ 9,787,067
                             ==========     ==========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable         $5,715,588     $5,274,000
    Accrued expenses          1,441,752      1,178,377
    Short-term bank
     borrowings               1,099,500      1,099,500
    Notes payable                25,000         25,000
                             ----------      ---------
  Total current liabilities   8,281,840      7,576,877

  Deferred tax liability -
   non-current                   78,000         78,000
  Long term portion of notes
  payable                     2,361,730      2,361,730

    Stockholders' deficit
    Common stock                  3,251          3,251
    Retained earnings         ( 168,240)      (232,791)
                             ----------      ---------
  Total stockholders' deficit ( 164,989)      (229,540)

  Total liabilities and
  stockholders' deficit      $10,556,581     $9,787,067
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                              Three Months Ended December
                                          31,
                                  2004           2003
  Revenues                  $16,452,754      $13,457,620
  Cost of transportation     11,721,572        9,026,301
                             ----------      -----------
  Gross profit                4,731,182        4,431,319

  Selling, general and
  administrative expenses     4,575,609        4,046,888
                             ----------      -----------
  Income from operations        155,573          384,431

  Other income (expense):
     Interest, net              (56,022)         (54,402)
     Other income                  -0-             4,973
                             ----------      -----------
  Income before income tax
  provision                      99,551          335,002

  Provision for income taxes     35,000          180,500

  Net income                   $ 64,551       $  154,502
                             ==========      ===========

  Weighted average common
  shares - basic              32,509,872     32,509,872
  Net income per common
  share - basic                    $ .00          $ .00

  Weighted average common
  shares - diluted            32,509,872     32,509,872
  Net income per common
  share - diluted                  $ .00          $ .00

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         (Unaudited)


                            Common Stock
                                          Retained     Total
                        Number            Earnings  Stockholders'
                          of        Par   (Deficit)    Equity
                        Shares     Value             (Deficit)
                    ___________  ______  _________   _________
Balance at           32,509,872  $ 3,251  $(232,791) $(229,540)
 September 30, 2004


Consolidated net
 profit for the
 three months ended
 December 31, 2004                           64,551     64,551
                    ___________  ______   _________   _________
Balance at December
 31, 2004            32,509,872   3,251  $(168,240)  $(164,989)
                    ===========  ======   =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                       Three Months Ended
                                          December 31,
                                         2004       2003
  Cash flows from operating
  activities:
  Net income                        $ 64,551     $154,502
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                    32,655       37,571
      Provision for doubtful
        accounts                      47,643       39,176
      (Gain)/loss on sale of assets        0       (5,300)
      Deferred income taxes                0      142,000
      (Increase) decrease in assets:
          Accounts receivable       (794,361)    (101,194)
          Prepaid expenses and other
            assets                  ( 47,406)       2,972
       Increase (decrease) in
          liabilities:
          Accounts payable and
           accrued expenses          704,964     (358,710)
                                    ---------    ---------
  Net cash (used for) provided by
  operating activities                 8,046      (88,983)

  Cash flows from investing
  activities:
     Purchase of equipment           ( 5,907)    ( 16,403)
     Proceeds from sale of property
      and equipment                        0        5,300
     Deposits                              0      (71,800)
                                   ---------    ---------
  Net cash used for
  investing activities               ( 5,907)     (82,903)

  Cash flows from financing
  activities:
     Repayments under notes payable        0      ( 1,899)
                                    ---------    ---------
  Net cash used for financing
   activities                              0     (  1,899)

  Net increase (decrease) in cash
  and cash equivalents                2,139      (173,785)
  Cash, beginning of year           114,363       516,639
                                   ---------     ---------
  Cash, end of period             $ 116,502     $ 342,854
                                   =========     =========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2004

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2004 Form 10-K filing dated December 29, 2004 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2004 and September 30, 2004 and the results of operations for the three months ended December 31, 2004 and 2003, respectively.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2004 and 2003, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 20 offices throughout the United States, including the corporate headquarters,and employs 94 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 20 domestic locations, 12 are licensee operations, while 8 are company owned and staffed operations.


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:
                                   Three Months Ended December 31,
                                         2004          2003
                                         ----          ----
Revenues                                100.0%        100.0%
Cost  of transportation                  71.2          67.1
                                         ----          ----
Gross profit                             28.8          32.9

Operating Expenses:
 Personnel Costs                         10.1          11.9
 License commissions and
  royalties                              11.3          10.9
 Other selling, general and
  administrative expenses                 6.5           7.2
                                         ----          ----
Total operating expenses                 27.9          30.0

Operating income                          0.9           2.9
Interest expense                         (0.3)         (0.4)
Net income before tax provision           0.6           2.5

Tax provision                             0.2           1.4
                                         ====          ====
Net    income                             0.4%          1.1%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended December 31, 2004 increased by $3.0 million, or 22.3%, to $16,453,000, over the quarter ended December 31, 2003, reflecting a higher volume of shipments and total weight of cargo shipped. The increase in revenues primarily reflects volume growth at some of our existing stations as well as new volume generated by the addition of a licensee operation in the second quarter of fiscal 2004. Higher sales volume within the Allstates truck brokerage operation also accounted for some of the overall increase in revenues.

     Domestic revenues increased by approximately $3.6 million or 35.4%, to $13,712,000 during the three-month period ended December 31, 2004 in comparison to the same period in the previous year, reflecting higher shipping volume for the reasons mentioned above. Included in this category were sales to one customer that accounted for 9.9% of total revenues. International revenues decreased by approximately $590,000 or (17.70%), to $2,741,000, primarily due to import sales generated by one customer during the three months ended December 31, 2003 that accounted for approximately $1.2 million, and which was not sustained in to the quarter ended December 31, 2004.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 4.2%, to 71.2%, for the three months ended December 31, 2004, in comparison to the same period in the previous year. This higher cost of sales percentage can be attributed to a combination of factors, including the effect of increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the growth of significant lower margin business that the Company attained during fiscal 2004. In absolute terms, the cost of sales increased by approximately $2.7 million or 29.9%, to $11,722,000 during the three months ended December 31, 2004 versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 28.8% during the quarter ended December 31, 2004 from 32.9% in the same quarter of the previous fiscal year. Gross profit increased by approximately $300,000 to $4,731,000 for the three months ended December 31, 2004 versus the same three months of the prior year.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 2.3% for the three months ended December 31, 2004 in comparison to the three months ended December 31, 2003, reflecting the growth rate in sales in relation to fixed operating expenses, primarily those related to personnel and company facilities. In absolute terms, operating expenses increased by approximately $529,000 or 13.1% during the three-month period ended December 31, 2004 as compared to the same period in the prior fiscal year. The comparative increase in SG&A expenses is primarily due to higher license commission and royalty expense as well as higher legal expense.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $389,000 for the three-month period ended December 31, 2004 in comparison to the same period in the previous year, reflected by higher gross profits at some existing licensee operations as well as the addition of one licensee operation during the second quarter of fiscal 2004.


     Legal fees increased during the three months ended December 31, 2004 in comparison to the same period of the prior year by approximately $133,000. The increased expense primarily reflects Allstates defense and settlement effort related to an action commenced by a majority shareholder against the Company during the fourth quarter of fiscal 2004.

     SG&A  expenses  presented for the  three  months  ended
December 31, 2004 and 2003 are inclusive of expenditures  to
related    parties   totaling   $483,906    and    $394,395,
respectively.

Income From Operations

     Operating income decreased during the three months ended December 31, 2004 by approximately $229,000, to $156,000, from an operating profit of $384,000 in the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period ended December 31, 2003, the operating margin for the three month period ended December 31, 2004 decreased by 2.0%, to 0.9% of sales.

Interest Expense and Income

     Interest expense increased slightly for the three months ended December 31, 2004 by approximately $2,000 as compared to the same period in the previous year, reflecting higher interest rates on borrowed funds.

Net Income/(Loss)

     Income before income taxes decreased to $100,000 during the quarter ended December 31, 2004, versus $335,000 during the same period in the prior year. The Company recorded a tax provision of $35,000 for the quarter ended December 31, 2004 as compared to a tax provision of $181,000 for quarter ended December 31, 2003. Net income after tax amounted to approximately $65,000 or 0.4% of revenues during the first quarter of Fiscal 2005 versus net income of $155,000 or 1.1% of revenues in the first quarter of Fiscal 2004.



Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $8,000 for the three months ended December 31, 2004, compared to cash used for operations of approximately $89,000 for the three months ended December 31, 2003. For the three months ended December 31, 2004, cash was provided by the net income of the company, offset by the net effect of increases in accounts receivable and accounts payable that reflect the growth in sales volume during the period as compared to the same period of the previous year. For the three months ended December 31, 2003, cash was used to finance an increase in accounts receivable and a decrease in accounts payable, offset by the Company's profit during the quarter.

     At December 31, 2004, the Company had cash of $117,000 and net working capital of $1,176,000, compared with cash of $343,000 and net working capital of $1,159,000 respectively, at December 31, 2003. The change in working capital at December 31, 2004 over December 31, 2003 is primarily attributable to the Company's net income during the preceding twelve months, offset by payments made in connection with a licensee agreement that Allstates entered in to in fiscal 2004.

       During the quarter ended December 31, 2003, Allstates entered into a licensee agreement with another party that would result in that party owning the rights to three licensee operations commencing January 31, 2004. As part of the agreement, Allstates WorldCargo paid in installments a sum of $300,000 to the licensees as a start- up fee. As of the quarter ended December 31, 2003, the Company paid an installment deposit of $75,000, with the balance paid during the second and third quarters of fiscal 2004. Allstates has capitalized this expenditure as a leasehold improvement and will depreciate it over the ten- year life of the contract.

     In addition to the leasehold improvement payment, the Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the three months ended December 31, 2004, capital expenditures amounted to approximately $6,000, while capital expenditures amounted to approximately $16,000 for the three months ended December 31, 2003.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires January 29, 2006, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (5.25% at December 31, 2004). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,100,000 and $1,150,000 at December 31, 2004 and 2003,
respectively.


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


 ITEM 1         LEGAL PROCEEDINGS

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

On October 28, 2004, the parties reached an agreement with regard to some essential terms of a settlement, pursuant to which (1) the Company's Board of Directors would not be expanded except by unanimous consent, (2) the Majority Shareholder and the individual defendants would enter into a voting agreement pursuant to which each would agree to vote his respective shares in the Company for the others as directors of the Company, (3) the Company would enter into new employment agreements (the precise terms of which were to be agreed upon) with the individual defendants (the existing employment agreements being due to expire on December 31, 2004), (4) the parties would exchange general releases, and (5) the Company would, to the extent lawfully required by the Majority Shareholder's existing employment agreement, reimburse him for the attorneys fees he incurred in connection with the action. It was anticipated that the complete terms of a Settlement would be agreed upon, and that formal settlement documents would be prepared and executed. Such formal documentation was prepared and delivered to the Shareholder's counsel on December 27, 2004. The proposed settlement failed, and the Majority Shareholder reinstituted his claim against the defendants on February 10, 2005. A hearing will be held on March 15, 2005 with regard to the Majority Shareholder's proposed application for temporary restraints.






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


ALLSTATES WORLDCARGO, INC.


BY:       /s/ SAM DIGIRALOMO                  DATED:    February 14, 2005
        ---------------------------------               -----------------
          Sam DiGiralomo, President and CEO




BY:       /s/ Craig D. Stratton               DATED:    February 14, 2005
        ---------------------------------               -----------------
          Craig D. Stratton, CFO, Secretary,
        Treasurer and Principal Financial Officer