Form 10-Q
period 2005-03-31
ALLSTATES WORLDCARGO INC
filed 2005-05-16
CIK 1072293

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                                FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The Company had 32,509,872 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2005.

            ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES


                              INDEX

                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

  ITEM 1.   FINANCIAL STATEMENTS

   Financial Statements with Supplemental Information
   For the Period Ending March 31, 2005 and 2004

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

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................13

      SIGNATURES........................................................14

               PART 1 - FINANCIAL INFORMATION

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                March 31,      September
                                                  30,
                                  2005           2004
                               (Unaudited)         *
  Current Assets
    Cash                     $  242,426    $   114,363
    Accounts receivable
                              7,730,201      8,073,391
    Prepaid expenses and
    other current assets        327,391        119,108
    Deferred tax asset -
    current                     187,000        351,000
                             ----------     ----------
  Total current assets        8,487,018      8,657,862

  Property, plant and
  equipment                   1,379,183      1,368,095
  Less:  Accumulated
  depreciation                  925,724        860,222
                             ----------     ----------
  Net property, plant and
  equipment                     453,459        507,873

  Goodwill, including
  acquisition cost, net         535,108        535,108
  Other assets                  247,374         86,224
                             ----------     ----------
  Total assets               $9,722,959     $9,787,067

           LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable         $4,772,325     $5,274,000
    Accrued expenses          1,532,004      1,178,377
    Short-term bank
    borrowings                  999,500      1,099,500
    Notes payable                25,000         25,000
                             ----------     ----------
  Total current liabilities   7,328,829      7,576,877

  Deferred tax liability -
  non current                    75,000         78,000
  Long term portion of notes
  payable                     2,361,730      2,361,730

    Stockholders' deficit
    Common stock                  3,251          3,251
    Retained earnings           (45,851)      (232,791)
                             ----------     ----------
  Total stockholders'
  deficit                      (42,600)       (229,540)

  Total liabilities and
  stockholders' deficit     $ 9,722,959      $9,787,067
                            ===========      ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended      Six Months Ended
                               March 31,               March 31,
                            2005        2004           2005       2004
Revenues (net of
discounts)                $15,386,968  $12,095,930  $31,839,722  $25,553,550

Cost of transportation     10,520,256    8,126,150   22,241,828   17,152,451
                          -----------   ----------   ----------   ----------
Gross profit                4,866,712    3,969,780    9,597,894    8,401,099

Selling, general and
administrative expenses     4,558,275    4,043,023    9,133,884    8,089,911
                          -----------   ----------   ----------   ----------
Income/(loss) from
operations                    308,437      (73,243)     464,010      311,188

Other income (expense):
   Interest, net              (58,389)     (53,283)    (114,411)    (107,685)
   Gain/(loss) on sale of
    assets                                  (8,887)                   (3,587)
   Other income/(expense)                      327
                          -----------   ----------   ----------   ----------
Income/(loss) before
  income tax provision        250,048     (135,086)     349,599      199,916

Provision for income
  taxes                       127,659      (59,500)     162,659      121,000
                          -----------   ----------   ----------   ----------
Net income/(loss)            $122,389     $(75,586)    $186,940      $78,916

Weighted average common
shares - basic             32,509,872    32,509,872  32,509,872   32,509,872

Net income per common
share - basic                    $.00          $.00        $.00         $.00

Weighted average common
shares - diluted           32,509,872    32,509,872  32,509,872   32,509,872

Net income per common
share - diluted                  $.00          $.00        $.00         $.00


The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         (Unaudited)

                            Common Stock
                                          Retained     Total
                        Number            Earnings  Stockholders'
                          of        Par   (Deficit)    Equity
                        Shares     Value             (Deficit)
                    ___________  ______  _________   _________
Balance at           32,509,872  $ 3,251  $(232,791) $(229,540)
 September 30, 2004

 Consolidated net
 profit for the six
 months ended March                          186,940   186,940
 31, 2005
                    ___________  ______  _________   _________
 Balance at
 March 31, 2005      32,509,872  $ 3,251  $( 45,851) $( 42,600)
                    ===========  ======   =========   =========


         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Six Months Ended
                                            March 31,
                                         2005       2004
  Cash flows from operating
  activities:
  Net income                         $ 186,940    $ 78,916
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                      65,502      77,977
      Amortization
      Provision for doubtful
        accounts                        67,429      73,855
      (Gain)/loss on sale of assets                  3,587
      Deferred income taxes
                                      161,000       92,000
      (Increase) decrease in assets:
          Accounts receivable         275,762     (386,412)
          Prepaid expenses and other
           assets                    (122,523)      (8,335)
       Increase (decrease) in
         liabilities:
          Accounts payable and
           accrued expenses          (148,047)     (99,248)
                                   ----------    ---------
  Net cash provided by/(used for)
  operating activities                486,063     (167,660)

  Cash flows from investing
  activities:
     Purchase of equipment            (11,089)    (257,819)
     Proceeds from sale of property
  and equipment                             0       14,050
     Loan to licensee                (250,000)
     Collection of loan principal       2,945
     Deposits                             144        3,200
                                   ----------    ---------
  Net cash used for investing
  activities                         (258,000)     (240,569)

  Cash flows from financing
  activities:
    Repayments under notes payable                  (3,836)
    Repayments under short-term
  bank borrowings                    (800,000)
     Borrowing under short-term
      bank borrowings                 700,000
                                   ----------    ---------
  Net cash used for financing
  activities                         (100,000)      (3,836)

  Net increase (decrease)
   in cash and cash
   equivalents                        128,063     (412,065)
  Cash at beginning of year           114,363      516,639
                                   ----------    ---------
  Cash and cash equivalents,
   end of period                    $ 242,426   $ 104,574
                                   ==========    =========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2005

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2004 Form 10-K filing dated December 29, 2004 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2005 and September 30, 2004 and the results of operations for the three and six months ended March 31, 2005 and 2004, respectively.

2. Net income per common share appearing in the statements of operations for the three and six months ended March 31, 2005 and 2004, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 21 offices throughout the United States, including the corporate headquarters,and employs 95 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 21 domestic locations, 13 are licensee operations, while 8 are company owned and staffed operations.


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Six Months Ended
                             March 31,                  March 31,
                          2005        2004         2005      2004
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    68.4        67.2         69.9      67.1
                          ----        ----         ----      ----
Gross profit              31.6        32.8         30.1      32.9

Operating expenses:
 Personnel costs          10.9        13.0         10.5      12.4
 License commissions      12.4        12.6         11.9      11.7
   and royalties
 Other selling,
  general and
  administrative
  expenses                 6.3         7.8          6.2       7.6
                          ----        ----         ----      ----
Total operating
 expenses                 29.6        33.4         28.6      31.7

Operating income           2.0        (0.6)         1.5       1.2
Interest expense, net     (0.4)       (0.4)        (0.4)     (0.4)
Other expense             (0.0)       (0.1)        (0.0)     (0.0)
Net income before
 tax provision             1.6        (1.1)         1.1       0.8
                          ----        ----         ----      ----
Tax provision             (0.8)%       0.5%        (0.5)%    (0.5)%
Net income                 0.8%       (0.6)%        0.6%      0.3%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended March 31, 2005 increased by approximately $3.3 million, or 27.2%, to $15,387,000, over the quarter ended March 31, 2004, reflecting a higher volume of shipments and total weight of cargo shipped. Sales for the six month period ended March 31, 2005 increased by approximately $6.3 million, or 24.6%, to $31,840,000 compared to the six month period ended March 31, 2004, for the same reasons. The increase in revenues during the three and six month comparative periods primarily reflects the growth in volume at our existing stations through newly acquired business, as well as new volume generated by the addition of a licensee operation in the second quarter of fiscal 2004.

     Domestic revenues increased by approximately $1.9 million or 19.2%, to $11,968,000 during the three-month period ended March 31, 2005 in comparison to the same period in the previous year, reflecting higher shipping volume for the reasons mentioned above. During the six months ended March 31, 2005, domestic revenues increased by approximately $5,516,000 or 27.4%, to $25,680,000 compared to the same period in the prior year. International revenues increased by approximately $1.4 million or 66.1%, to $3,419,000, during the three months ended March 31, 2005 in comparison to the prior year period. During the six months ended March 31, 2005, international sales increased comparatively by approximately $770,000 or 14.3%.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 1.2%, to 68.4%, for the three months ended March 31, 2005, and increased by 2.8%, to 69.9% for the six months then ended, in comparison to the same period in the previous year. This higher cost of sales percentage can be attributed to a combination of factors, including the effect of increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the growth of significant lower margin business that the Company attained during fiscal 2004. In absolute terms, the cost of sales increased by approximately $2.4 million or 29.5%, to $10,520,000 during the three months ended March 31, 2005 over the previous year period. During the six months ended March 31, 2005, cost of sales increased by approximately $5.1 million or 29.7% versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 31.6% during the quarter ended March 31, 2005 from 32.8% in the same quarter of the previous fiscal year, and decreased for the six month comparative period then ended to 30.1% from 32.9% in the prior year period. Gross profit increased by approximately $897,000 to $4,867,000 for the three months ended March 31, 2005 versus the same three months of the prior year, and increased by approximately $1,197,000 for the six month comparative period then ended.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 3.8% for the three months ended March 31, 2005, to 29.6%, in comparison to the three months ended March 31, 2004, reflecting the growth rate in sales in relation to fixed operating expenses, primarily those related to personnel and company facilities. During the six months ended March 31, 2005, operating expenses decreased by 3.0% in comparison to the same period of the previous year, to 28.7% of sales, for the same reason. In absolute terms, operating expenses increased by approximately $515,000 or 12.7% during the three-month period ended March 31, 2005 as compared to the same period in the prior fiscal year. Operating expenses increased by approximately $1,044,000, or 12.9% during the six months ended March 31, 2005 over the prior year period. The increases in SG&A expenses for the three and six month comparative periods primarily reflects higher license commission and royalty expense as well as higher legal expense.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $379,000 for the three-month period ended March 31, 2005 in comparison to the same period in the previous year, and increased for the six months then ended over the previous year period by approximately $768,000. The increases in licensee commissions and royalties is reflected by higher gross profits at some existing licensee operations as well as the addition of one licensee operation during the second quarter of fiscal 2004.

     Legal fees increased during the three months ended March 31, 2005 in comparison to the same period of the prior year by approximately $102,000, and increased for the six months ended March 31, 2005 by approximately $235,000. The increased expense primarily reflects Allstates defense and settlement effort related to an action commenced by a majority shareholder against the Company during the fourth quarter of fiscal 2004.

     Personnel expenses increased for the three and six month periods ended March 31, 2005 by approximately $99,000 and $154,000, respectively, over the previous year comparative periods. Corporate personnel salaries increased primarily due to the addition of a Director of MIS during the third quarter of fiscal 2004, while operations personnel salaries also increased to sustain the growth in business volume.

     SG&A expenses presented for the three months ended March 31, 2005 and 2004 are inclusive of expenditures to related parties totaling $412,112 and $342,598, respectively. SG&A expenses presented for the six months ended March 31, 2005 and 2004 are inclusive of expenditures
to related    parties totaling $784,685 and $749,345,
respectively.

Income from Operations

     Operating income increased during the three months ended March 31, 2005 by approximately $382,000, to $308,000, from an operating loss of ($73,000) in the same three month period in the previous year, for the reasons indicated above. During the six month period ended March 31, 2005, operating income increased by approximately $153,000, to $464,000 compared to the same six month period in the prior year. The operating margin increased for the three months ended March 31, 2005 by 2.6%, to 2.0% of sales compared to the prior fiscal year period. In comparison to the respective period ended March 31, 2004, the operating margin for the six month period ended March 31, 2005 increased by 0.3%, to 1.5% of sales.

Interest Expense, net

     Interest expense increased for the three and six months ended March 31, 2005 by approximately $5,000 and $7,000 respectively, as compared to the same periods in the previous year, reflecting higher interest rates on borrowed funds.

Net Income/(Loss)

     Income before income taxes increased to $250,000 during the quarter ended March 31, 2005, versus a loss of ($135,000) during the same period in the prior year. The Company recorded a tax provision of $128,000 for the quarter ended March 31, 2005 as compared to a tax benefit of $60,000 for quarter ended March 31 31, 2004. Net income after tax amounted to approximately $122,000 or 0.8% of revenues during the second quarter of Fiscal 2005 versus a net loss of ($76,000) or (0.6%) of revenues in the second quarter of Fiscal 2004.

     Income before income taxes increased to $350,000 during the six months ended March 31, 2005, from $200,000 during the same period in the prior year. The Company recorded a tax provision of $163,000 for the six months ended March 31, 2005 as compared to a tax provision of $121,000 for six months ended March 31 2004. Net income after tax amounted to approximately $187,000 or 0.6% of revenues during the first two quarters of Fiscal 2005 versus $79,000 or 0.3% of revenues during the first two quarters of Fiscal 2004.

Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $486,000 for the six months ended March 31, 2005, compared to cash used for operations of approximately $168,000 for the six months ended March 31, 2004. For the six months ended March 31, 2005, cash was provided by the net income of the company as well as a net decrease in accounts receivable, offset by the a decrease in accounts payable. For the six months ended March 31, 2004, cash was used to finance an increase in accounts receivable and a decrease in accounts payable, offset by the Company's profit during the period.

     At March 31, 2005, the Company had cash of $242,000 and net working capital of $1,158,000, compared with cash of $105,000 and net working capital of $980,000 respectively, at March 31, 2004. The change in working capital at March 31, 2005 over March 31, 2004 is primarily attributable to the Company's net income during the preceding twelve months, offset by the long term portion of a loan made to a licensee during the second quarter of fiscal 2005, as well as a payment made in connection with a licensee agreement that Allstates entered in to in fiscal 2004.

       During the quarter ended December 31, 2003, Allstates entered into a licensee agreement with another party that would result in that party owning the rights to three licensee operations commencing January 31, 2004. As part of the agreement, Allstates WorldCargo paid in installments a sum of $300,000 to the licensees as a start- up fee. Installment payments commenced during the first quarter of fiscal 2004 and continued through the second quarter, with the final payment of $75,000 made during the third quarter of that year. Allstates has capitalized this expenditure as a leasehold improvement and is depreciating it over the ten-year life of the contract. In addition, during the month of March 2005, Allstates extended a $250,000 loan to a licensee to finance their expansion effort. The loan is being paid back with weekly payments over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals.

     In addition to the leasehold improvement payment and the aforementioned loan, the Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the six months ended March 31, 2005, capital expenditures amounted to approximately $11,000, while capital expenditures amounted to approximately $33,000 for the six months ended March 31, 2004.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires January 29, 2006, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (5.75% at March 31,
2005). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,000,000 and $1,150,000 at March 31, 2005 and 2004,
respectively.


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

The Majority Shareholder refused to execute formal settlement documentation, and commenced a second action, under Docket No. OCN-C-048-05, seeking the same relief. The Company answered, denying the allegations, and asserting counterclaims against the Majority Shareholder and his wife. On April 5, 2005, a final and settlement was placed on the record in court. The material terms of that settlement are (1) the Company's Board of Directors will be expanded from four to seven members, and the Court will appoint the three new directors, (2) the Majority Shareholder and the individual defendants would enter into a Voting Agreement (the precise terms of which have already been agreed upon) pursuant to which each agrees to vote his respective shares in the Company for the others as directors of the Company, (3) the Company would enter into new employment agreements with the individual defendants (the precise terms of which have already been agreed upon), (4) the parties would exchange general releases, and (5) the Company would, to the extent lawfully required by the Majority Shareholder's existing employment agreement, reimburse him for the attorneys fees he incurred in connection with the action.



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

 ALLSTATES WORLDCARGO, INC.

 BY:    /s/ SAM DIGIRALOMO            DATED:    May 16, 2005
 Sam DiGiralomo, President and CEO


 BY:   /s/ Craig D. Stratton          DATED:    May 16, 2005
 Craig D. Stratton, CFO, Secretary,
 Treasurer and Principal Financial Officer