Form 10-Q
period 2005-06-30
ALLSTATES WORLDCARGO INC
filed 2005-08-12
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549


                                      FORM 10-Q

 (Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of August 11, 2005.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                            INDEX

PART 1.           FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

        Financial Statements with Supplemental Information
        For the Period Ending June 30, 2005 and 2004

      Financial Statements:

         Condensed Consolidated Balance Sheet                    3

         Condensed Consolidated Statement of Operations          4

         Condensed Consolidated Statements of Stockholders'
          Equity (Deficit)                                       5

         Condensed Consolidated Statement of Cash Flows          6

      Notes to the Financial Statements                          7


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........     8

      ITEM 3.  CONTROLS AND PROCEDURES.................          12

PART II.       OTHER INFORMATION.........................        13


       ITEM 1.  LEGAL PROCEEDINGS.......................         13

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.........14

       ITEM 3   DEFAULTS ON SENIOR SECURITIES................    14

       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS....                             14

       ITEM 5   OTHER INFORMATION.......................         14

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K................ 14

                SIGNATURES.........................              15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                June 30,       September
                                                  30,
                                  2005           2004
                               (Unaudited)         *
  Current Assets
    Cash                    $   589,618     $  114,363
    Accounts receivable
                              9,736,531      8,073,391
    Prepaid expenses and
    other current assets        209,727        119,108
    Deferred tax asset -
    current                     135,000        351,000
                            -----------    -----------
  Total current assets       10,670,876      8,657,862

  Property, plant and
   equipment                  1,469,507      1,368,095
  Less:  Accumulated
   depreciation                 960,206        860,222
                            -----------    -----------
  Net property, plant and
   equipment                    509,301        507,873

  Goodwill, including
   acquisition cost, net        535,108        535,108
  Other assets                  223,401         86,224
                            -----------    -----------
  Total assets             $ 11,938,686     $9,787,067

       LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

  Current Liabilities
    Accounts payable         $6,315,971     $5,274,000
    Accrued expenses          1,637,979      1,178,377
    Short-term bank
     borrowings               1,399,500      1,099,500
    Income taxes payable         43,343
    Notes payable                25,000         25,000
                            -----------    -----------
  Total current liabilities   9,421,793      7,576,877

  Deferred tax liability -
  non current                    58,000         78,000
  Long term portion of notes
  payable                     2,336,730      2,361,730

   Stockholders'
     equity (deficit)
    Common stock                  3,251          3,251
    Retained earnings           118,912       (232,791)
                            -----------    -----------
  Total stockholders'
   equity (deficit)              122,163       (229,540)

  Total liabilities and
  stockholders'
  equity (deficit)           $11,938,686     $9,787,067
                             ===========    ===========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended    Nine Months Ended
                                June 30,              June 30,
                            2005       2004       2005       2004
Revenues (net of
 discounts)               $18,662,615  $14,565,851   $50,502,337  $40,119,401
Cost of transportation     13,332,804    9,886,379    35,574,632   27,038,830
                           ----------   ----------    ----------   ----------
Gross profit                5,329,811    4,679,472    14,927,705   13,080,571

Selling, general and
administrative expenses    4,952,378     4,287,461    14,086,262   12,377,372
                           ----------   ----------    ----------   ----------
Income from operations       377,433       392,011       841,443      703,199

Other income (expense):
   Interest, net             (55,670)      (54,636)     (170,081)    (162,321)

   Gain/(loss) on sale of
     assets                                  2,000                     (1,587)
   Other income                              9,294                      9,294
                           ----------   ----------    ----------   ----------
Income before
income tax provision          321,763      348,669       671,362      548,585

Provision for income
taxes                         157,000      184,000       319,659      305,000
                           ----------   ----------    ----------   ----------
Net income                 $  164,763   $  164,669    $  351,703    $ 243,585

Weighted average common
shares - basic             32,509,872   32,509,872    32,509,872   32,509,872

Net income per common
share - basic                $    .01      $   .01       $   .01     $    .01

Weighted average common
shares - diluted           32,509,872   32,509,872    32,509,872   32,509,872

Net income per common
share - diluted              $    .01      $   .01       $   .01     $    .01

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         (Unaudited)

                               Common Stock
                                            Retained     Total
                          Number            Earnings  Stockholders'
                            of        Par   (Deficit)    Equity
                          Shares     Value             (Deficit)
                      ___________  ______  _________   _________
Balance at             32,509,872  $ 3,251  $(232,791) $(229,540)
 September 30, 2004

 Consolidated net
 profit for the nine
 months ended June                            351,703    351,703
 30, 2005

                     ___________  ______  _________   _________
 Balance at
 June 30, 2005       32,509,872  $ 3,251   $118,912    $ 122,163
                     ===========  ======   =========   =========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Nine Months Ended
                                            June 30,
                                         2005         2004
  Cash flows from operating
  activities:
  Net income                          $ 351,703    $ 243,585
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                       99,983      122,478
      Provision for doubtful
  accounts                              113,331     116,113
      (Gain)/loss on sale of assets        0          1,587
      Deferred income taxes             196,000     249,000
      (Increase) decrease in assets:
          Accounts receivable        (1,776,470) (1,201,483)

          Prepaid expenses and other
  assets                                  1,370        (813)
       Increase (decrease) in
  liabilities:
          Accounts payable and
  accrued expenses                    1,501,574     346,015
          Income taxes payable           43,343           0
                                      ---------   ---------
  Net cash provided by/(used for)
  operating activities                  530,834    (123,518)

  Cash flows from investing
  activities:
     Purchase of equipment            (101,412)   (382,014)
     Proceeds from sale of property
  and equipment                           0         20,150
     Loan to licensee                 (250,000)          0
     Collection of loan principal       20,689           0
     Deposits                              144       3,200
                                      ---------   ---------
  Net cash used for investing
  activities                          (330,579)   (358,664)

  Cash flows from financing
  activities:
     Repayments under notes payable    (25,000)    (28,836)
     Repayments under short-term
  bank borrowings                     (800,000)   (100,000)
     Borrowing under short-term bank
  borrowings                         1,100,000     200,000
                                      ---------   ---------
  Net cash provided by financing
  activities                          275,000     71,164

  Net increase (decrease)  in cash
  and cash equivalents                475,255     (411,018)
  Cash at beginning of year
                                      114,363      516,639
                                      ---------   ---------
  Cash and cash equivalents, end of
  period                             $589,618     $105,621
                                     ==========   =========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2005

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2004 Form 10-K filing dated December 29, 2004 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2005 and September 30, 2004 and the results of operations for the three and nine months ended June 30, 2005 and 2004, respectively.

2. Net income per common share appearing in the statements of operations for the three and nine months ended June 30, 2005 and 2004, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 21 offices throughout the United States, including the corporate headquarters,and employs 98 people.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Nine Months Ended
                             June 30,                  June 30,
                          2005        2004         2005      2004
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    71.4        67.9         70.4      67.4
                          ----        ----         ----      ----
Gross profit              28.6        32.1         29.6      32.6

Operating expenses:
 Personnel costs           9.0        11.2          9.9      12.0
 License commissions      11.6        12.0         11.7      11.8
   and royalties
 Other selling,
  general and
  administrative
  expenses                 6.0         6.2          6.3       7.0
                          ----        ----         ----      ----
Total operating
 expenses                 26.6        29.4         27.9      30.8

Operating income           2.0         2.7          1.7       1.8
Interest expense, net     (0.3)       (0.4)        (0.4)     (0.4)
Other income (expense)    (0.0)        0.1         (0.0)     (0.0)
Net income before
 tax provision             1.7         2.4          1.3       1.4
                          ----        ----         ----      ----
Tax provision              0.8%        1.3%        (0.6)%    (0.8)%
Net income                 0.9%        1.1%         0.7%      0.6%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended June 30, 2005 increased by approximately $4.1 million, or 28.1%, to $18,663,000, over the quarter ended June 30, 2004, reflecting a higher volume of shipments and total weight of cargo shipped. Sales for the nine month period ended June 30, 2005 increased by approximately $10.4 million, or 25.9%, to $50,502,000 compared to the nine month period ended June 30, 2004, for the same reasons. The increase in revenues during the three and nine month comparative periods primarily reflects the growth in volume at our existing stations through newly acquired business, as well as new volume generated by the addition of a licensee operation in the second quarter of fiscal 2004.

     Domestic revenues increased by approximately $2.3 million or 19.2%, to $14,489,000 during the three-month period ended June 30, 2005 in comparison to the same period in the previous year, reflecting higher shipping volume for the reasons mentioned above. During the nine months ended June 30, 2005, domestic revenues increased by approximately $7.9 million or 24.3%, to $40,168,000 compared to the same period in the prior year. International revenues increased by approximately $1.8 million or 72.8%, to $4,174,000, during the three months ended June 30, 2005 in comparison to the prior year period. During the nine months ended June
30, 2005, international sales increased comparatively by approximately $2.5 million or 32.4%, to $10,334,000.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo.
Cost of sales as a percentage of revenues increased by 3.5%, to 71.4%, for the three months ended June 30, 2005, and increased by 3.0%, to 70.4% for the nine months then ended, in comparison to the same period in the previous year. This higher cost of sales percentage can be attributed to a combination of factors, including the effect of increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the growth of significant lower margin business that the Company first attained during fiscal 2004. In absolute terms, the cost of sales
increased  by  approximately  $3.4  million  or  34.9%,   to
$13,333,000 during the three months ended June 30, 2005 over the previous year period.  During the nine months ended June
30, 2005, cost of sales increased by approximately $8.5 million or 31.6%, to $35,575,000 versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 28.6% during the quarter ended June 30, 2005 from 32.1% in the same quarter of the previous fiscal year, and decreased for the nine month comparative period then ended to 29.6% from 32.6% in the prior year period. Gross profit increased by approximately $650,000, to $5,330,000 for the three months ended June 30, 2005 versus the same three months of the prior year, and increased by approximately $1,847,000, to 14,928,000 for the nine month comparative period then ended, reflecting the increases in sales volume.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 2.8% for the three months ended June 30, 2005, to 26.6%, in comparison to the three months ended June 30, 2004, reflecting the growth rate in sales in relation to fixed operating expenses, primarily those related to personnel and company facilities. During the nine months ended June 30, 2005, operating expenses decreased by 2.9% in comparison to the same period of the previous year, to 27.9% of sales, for the same reason. In absolute terms, operating expenses increased by approximately $665,000 or 15.5% during the three-month period ended June 30, 2005 as compared to the same period in the prior fiscal year. Operating expenses increased by approximately $1,709,000, or 13.8% during the nine months ended June 30, 2005 over the prior year period. The increases in SG&A expenses for the three and nine month comparative periods primarily reflects higher license commission and royalty expense as well as higher legal expense.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $435,000 for the three-month period ended June 30, 2005 in comparison to the same period in the previous year, and increased for the nine months then ended over the previous year period by approximately $1,203,000. The increases in licensee commissions and royalties is reflected by higher gross profits at some existing licensee operations as well as the addition of one licensee operation during the second quarter of fiscal 2004.

     Legal fees increased during the three months ended June 30, 2005 in comparison to the same period of the prior year by approximately $193,000, and increased for the nine months ended June 30, 2005 by approximately $428,000. The increased expense primarily reflects Allstates defense and settlement effort related to an action commenced by the majority shareholder against the Company during the fourth quarter of fiscal 2004.

     Personnel expenses increased for the three and nine month periods ended June 30, 2005 by approximately $44,000 and $198,000, respectively, over the previous year comparative periods. This increase primarily reflects higher operations personnel salaries necessary to sustain the growth in business volume, and higher corporate salary expense resulting from new employment agreements that were ratified during the third quarter of fiscal 2005 as well as the addition of a Director of MIS during the third quarter of fiscal 2004.

     SG&A expenses presented for the three months ended June 30, 2005 and 2004 are inclusive of expenditures to related parties totaling $445,779 and $392,495, respectively. SG&A expenses presented for the nine months ended June 30 , 2005 and 2004 are inclusive of expenditures to related parties totaling $1,212,519 and $1,141,830, respectively.



Income from Operations

     Operating income decreased during the three months ended June 30, 2005 by approximately $15,000, to $377,000, from $392,000 in the same three month period in the previous year, for the reasons indicated above. During the nine month period ended June 30, 2005, operating income increased by approximately $138,000, to $841,000 compared to the same nine month period in the prior year. The operating margin decreased for the three months ended June 30, 2005 by 0.7%, to 2.0% of sales compared to the prior fiscal year period. In comparison to the respective period ended June 30, 2004, the operating margin for the nine month period ended June 30, 2005 decreased by 0.1%, to 1.7% of sales.

Interest Expense, net

     Interest expense increased for the three and nine months ended June 30, 2005 by approximately $1,000 and $8,000 respectively, as compared to the same periods in the previous year, reflecting higher interest rates on borrowed funds.

Net Income

     Income before income taxes decreased to $322,000 during the quarter ended June 30, 2005, versus $349,000 during the same period in the prior year. The Company recorded a tax provision of $157,000 for the quarter ended June 30, 2005 as compared to a tax provision of $184,000 for the quarter ended June 30, 2004. Net income after tax amounted to approximately $165,000 or 0.9% of revenues during the third quarter of Fiscal 2005 versus $165,000 or 1.1% of revenues in the third quarter of Fiscal 2004.

     Income before income taxes increased to $671,000 during the nine months ended June 30, 2005, from $549,000 during the same period in the prior year. The Company recorded a tax provision of $320,000 for the nine months ended June 30, 2005 as compared to a tax provision of $305,000 for nine months ended June 30, 2004. Net income after tax amounted to approximately $352,000 or 0.7% of revenues during the first three quarters of Fiscal 2005 versus $244,000 or 0.6% of revenues during the first three quarters of Fiscal 2004.



Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $531,000 for the nine months ended June 30, 2005, compared to cash used for operations of approximately $124,000 for the nine months ended June 30, 2004. For the nine months ended June 30, 2005, cash was provided by the net income of the company as well as an increase in accounts payable, offset by a related increase in accounts receivable. For the nine months ended June 30, 2004, cash was used to finance an increase in accounts receivable, offset by the Company's profit during the period as well as an increase in accounts payable.

     At June 30, 2005, the Company had cash of $590,000 and net working capital of $1,249,000, compared with cash of $106,000 and net working capital of $1,013,000 respectively, at June 30, 2004. The change in working capital at June 30, 2005 over June 30, 2004 is primarily attributable to the Company's net income during the preceding twelve months, offset by the long term portion of a loan made to a licensee during the second quarter of fiscal 2005, as well as a payment made in connection with a licensee agreement that Allstates entered in to in fiscal 2004.

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

     In addition to the leasehold improvement payment and the aforementioned loan, the Company's investing activities were comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. For the nine months ended June 30, 2005, capital expenditures amounted to approximately $101,000, while capital expenditures amounted to approximately $82,000 for the nine months ended June 30, 2004.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires January 29, 2006, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (6.00% at June 30,
2005). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled
$1,400,000  and  $1,250,000  at  June  30,  2005  and  2004,
respectively.

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

 PART II

 OTHER INFORMATION


 ITEM 1         LEGAL PROCEEDINGS

Joseph M. Guido, v. Allstates WorldCargo, Inc., Sam DiGiralomo,
Barton C. Theile, and Craig D. Stratton

On October 14, 2004, the 56.91% majority shareholder of the Company (the "Shareholder") (also employed by the Company as its Chairman) commenced an action against the Company and three of the Company's directors, entitled "Joseph M. Guido v. Allstates WorldCargo, Inc., Sam DiGiralomo, Barton C. Theile, and Craig D. Stratton," in the Superior Court of New Jersey, Chancery Division, Ocean County, bearing Docket No. OCN- C -305-04. (Messrs. DiGiralomo, Theile, and Stratton are also employed by the Company as its President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and its Chief Financial Officer.) The Shareholder alleged that in accordance with state law, on August 16, 2004, he had delivered to the Company's Secretary (1) an executed Written Consent in Lieu of a Special Meeting of the Stockholders of Allstates WorldCargo, Inc. dated August 16, 2004 (the "Written Consent"), (2) Amended and Restated Bylaws of the Company adopted pursuant to the Written Consent (the "A&R Bylaws"), and (3) a draft Information Statement pursuant to
Section 14(c) of the 1934 Act (the "Draft Information Statement"). (Some time after the commencement of the action, the majority shareholder acquired beneficial ownership of additional shares, bringing his total ownership to 58.47%)

The Shareholder alleged that pursuant to the Written Consent, he had amended the Company's bylaws to (among other things) expand the Board of Directors from four members to seven members, and appointed three persons (alleged to be independent) to fill the newly created board seats. He alleged that the Company was required by law to comply with his demand to notify the shareholders of his action, and that the Company's failure to do so was a violation of the law. He also alleged that the three individual defendants, both as directors and officers, owed the Company and it shareholders certain fiduciary duties and duty of loyalty to direct that "appropriate steps" be taken by the Company to allegedly comply with New Jersey state law "and other applicable law" in response to the Written Consent.

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

The Majority Shareholder refused to execute formal settlement documentation, and commenced a second action, under Docket No. OCN-C-048-05, seeking the same relief. The Company answered, denying the allegations, and asserting counterclaims against the Majority Shareholder and his wife. On April 5, 2005, a final settlement was placed on the record in court. The material terms of that settlement are (1) the Company's Board of Directors will be expanded from four to seven members, and the Court will appoint the three new directors, (2) the Majority Shareholder and the individual defendants would enter into a Voting Agreement (the precise terms of which have already been agreed upon) pursuant to which each agrees to vote his respective shares in the Company for the others as directors of the Company, (3) the Company would enter into new employment agreements with the individual defendants (the precise terms of which have already been agreed upon), (4) the parties would exchange general releases, and (5) the Company would, to the extent lawfully required by the Majority Shareholder's existing employment agreement, reimburse him for the attorneys fees he incurred in connection with the action.

On May 27, 2005, the Court entered an Order for Judgment, entering a Final Judgment in accordance with the terms of the settlement read into the record on April 5, 2005. On June 6, 2005, the Court entered an Order reconfirming the May 27, 2005 Order, and recognizing the Employment Agreements, the Voting Agreement, and the General Release attached thereto to be binding on the parties, notwithstanding the lack of signatures.



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

 ALLSTATES WORLDCARGO, INC.

 BY:  /s/ SAM DIGIRALOMO               DATED:    August 12, 2005
     Sam DiGiralomo, President and CEO


 BY:  /s/ Craig D. Stratton            DATED:    August 12, 2005
    Craig D. Stratton, CFO,Secretary,
    Treasurer and Principal Financial Officer