Form 10-K
period 2005-09-30
ALLSTATES WORLDCARGO INC
filed 2005-12-29
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC   20549

                              Form 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________

                      ALLSTATES WORLDCARGO, INC.
       (Exact Name of Registrant as Specified  In Its Charter)

               New Jersey                      22-3487471
     (State or Other Jurisdiction of    (I.R.S. Identification
      Incorporation or Organization)            Number)

4 Lakeside Drive South, Forked River, New Jersey            08731
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

The number of shares of Common Stock outstanding as of December 29, 2005 was 32,509,872 shares.

At December 29, 2005, the voting stock of the registrant had not been publicly quoted.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 22 offices throughout the United States, including the corporate headquarters, and employs 97 people.

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

Marketing and Licensing

     Allstates markets its services through a network of 21 domestic branch offices, its strategic alliances, and selected agents throughout the world. Allstates is a party to several site licensing agreements in which those licensees have contracted with the Company to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 21 branch locations, 14 are licensees operations, while 7 are company owned and staffed operations.

     Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations. Allstates employs 16 full time sales and marketing personnel operating from the 7 company-owned offices.

Information Systems

A primary component of Allstates's business strategy is the continued development of its information systems. Allstates has invested substantial management and financial resources in an effort to provide leading edge technology to customers and employees. Allstates continues to upgrade its information systems. Highlights of the current system are:

..    Centralized system located in Forked River, New Jersey, with terminals in each office
..    Real-time customer service, operations, and accounting
     information available to employees and customers
..    Customers can track shipments and collect POD information via the
     Company's firewall-protected website
..    Tracks shipments from pickup order to delivery, confirms "on-
     board" and "out for delivery" status
..    Produces the following daily, monthly, and yearly reports:
       -    Operations (inbound, outbound and on-hand reports)
       -    Sales (revenue, customer client list)
       -    Customer (POD and shipping history reports)
       -    Accounting (P&L reports)
..    Auto rates revenues and costs
..    Supports transactions via EDI (Electronic Data Interchange)
..    Customized reports to meet customer needs
..    Bar-code capable
..    Qualified customers can create airway bills via the Company website, which are then uploaded into the operating system for processing
..    Produces shipping labels and computerized airbills and airline bills

During the first half of 2006, Allstates will complete testing and begin the rollout of a new freight tracking system that provides all the features of the current system and adds new features such as:

..    Microsoft Windows(R)-based freight tracking system with the infrastructure and functionality to process the most complex processes and well as manage significant increases in shipment count
..    Automatic service performance tracking and reporting
..    Advanced features for multi-station management, operations, and accounting
..    Automated event-driven tracking with detailed information about shipments as they pass through the system
..    Extensive reporting capabilities
..    Full Internet functionality for customers including web-based tracking, tracing, and shipment entry
..    Enhanced EDI capabilities
..    Automatic notifications to operations and sales personnel
     regarding shipment status
..    Automatic document distribution to customers via fax and/or email
..    Electronic forms generation for transmission to customers, carriers, stations, and agents



Licensing and Government Regulation

     The Company's subsidiary, Allstates Logistics, is the holder of Ocean Transportation Intermediary License No. 15364NF, and must be in compliance with the regulations governing such certification.
Also, Allstates must be in compliance with the regulations of the Federal Aviation Administration that apply to the business of Allstates. Allstates believes that it has the resources, expertise and experience to continue its compliance with all Federal agencies and regulations.

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

Customers

     Allstates has a diverse customer base, with approximately 1,700 accounts. In fiscal 2005, no customer accounted for more than 10% of revenues. Over the 44 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

Employees

     As of December 20, 2005, the Company employed a total of 97 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 95 employees (of which 10 are part time), including 52 in operations and customer service, 16 in sales, marketing and related activities, and 27 in administration and finance. The Audiogenesis Systems division has 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.

Pension Plan

Effective   May  1994,  the  Company  adopted  a  discretionary   non-
standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 2005, the maximum contribution allowed by the Code was the lesser of 100% of an employees' compensation, or $14,000. Participants who attained age 50 prior to the close of the plan year are eligible to make catch-up contributions of an additional $3,000, after the maximum contribution has been made. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% vested at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 2005.

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


ITEM 2.    DESCRIPTION OF PROPERTY

     Allstates occupies approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year
lease, which is due to expire in fiscal 2009.   The  Company's branch
locations, which  are  located  in  the
vicinity of major metropolitan airports, occupy approximately 1,000 to 51,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties generally run from one to seven years and are scheduled to expire between fiscal 2006 and fiscal 2009. The total rent expense for company leased facilities was approximately $552,000 during fiscal 2005. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.


     The Company's branch locations as of September 30, 2005 were:

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

     Pittsburgh, Pennsylvania      Minneapolis, Minnesota

     Philadelphia, Pennsylvania    Raleigh, North Carolina

     Atlanta, Georgia              San Francisco, California

     Baltimore, Maryland           San Diego, California

     Boston, Massachusetts         Wayne, New Jersey

     Chicago, Illinois             Dallas, Texas

     Detroit, Michigan



ITEM 3.  LEGAL PROCEEDINGS

Environmental matter

     The Company is involved in an ongoing environmental proceeding. In December 1996, five underground storage tanks ("UST's") and two above ground storage tanks were removed from a facility in which the Company leased office space at the time. Post-excavation sampling results confirmed that certain soil contamination remained present after the removals at the location of two of the UST's. Also, at the time of the removals, free-floating groundwater contamination was observed in the area of these two former UST's. During 1999, the Company engaged Carpenter Environmental Associates ("Carpenter")to prepare a Preliminary Assessment/Site Investigation Report ("PA/SI Report"). Carpenter's PA/SI Report stated that the chlorinated groundwater contamination is emanating from an off-site source. The New Jersey Department of Environmental Protection approved Carpenter's PA/SI Report and agreed that no further investigation of the chlorinated solvents in the groundwater was needed. A Remedial Investigation Work Plan was submitted in November 1999. The NJDEP approved the work plan on November 24, 1999. The approved work was performed by Carpenter in December 1999, as set forth in Carpenter's report dated March 13, 2000. The Carpenter report indicated that benzene contamination was delineated and proposed the installation of one additional monitoring well and natural remediation and monitoring of remaining groundwater contamination. The NJDEP approved the additional work and Carpenter installed and sampled the additional well, the results of which confirmed complete delineation of the benzene contamination. Concentrations of benzene in MW-3, a separate well that Carpenter also sampled, indicated an increase from the prior sampling event. The NJDEP suggested that the increase may be due to sediments collected with the groundwater sample, and recommended that the sampling be repeated. Carpenter conducted two additional sampling events to confirm groundwater concentrations of benzene in Monitoring Well 3 ("MW-3"). The sampling results indicated that concentrations of benzene had sufficiently decreased to allow case closure with the institution of a Classification Exception Area ("CEA"). Counsel for Allstates confirmed with the New Jersey Department of Environmental Protection ("DEP") that the sampling results satisfactorily demonstrate a decreasing trend in benzene concentrations. At the DEP's request, Carpenter prepared a CEA proposal, which was submitted to the DEP on October 11, 2001. In the CEA proposal, Carpenter proposed no further action for the groundwater. The DEP subsequently issued a No Further Action ("NFA") letter for the soil and groundwater. Pursuant to the NFA, Allstates was to seal the monitoring wells at the site.
The work was unable to be completed due to site improvements installed by the current property owner that rendered the monitoring wells inaccessible. While the property owner agreed to fund the additional costs necessary to access the wells for abandonment, information provided by the owner indicates that the monitoring wells were likely destroyed and that abandonment is not feasible.

     In order to resolve the matter administratively with DEP, Allstates must proceed through DEP's Notice of Non-Compliance process for lost or destroyed wells. This process requires that the party demonstrate that it made an appropriate effort to find and properly abandon the wells, but that abandonment is not possible.
Documentation of this is required with the DEP, and counsel for Allstates is currently gathering information to demonstrate that when the site improvements were installed, the contractors excavated to a depth such that the wells would have been destroyed beyond the ability to be properly abandoned. If DEP accepts the argument, DEP will assess a fine and issue a notice that the wells have been abandoned in non-compliance with the regulations governing well abandonment. Allstates counsel has received written confirmation from the property owner that it would assume the cost of the fine, conservatively estimated at $2,500 to $5,000, as well as the costs to perform the remaining work concerning the well closure issue and the legal fees to resolve the matter.

     In March 1997, Allstates made claims against liability insurance carriers for coverage. The Company's counsel submitted invoices to the carriers in September 2003, and continues to respond to their requests for information. The Company's counsel is in the process of arranging to meet with the carriers to discuss settlement.


Joseph  M. Guido v. Allstates WorldCargo, Inc., Sam DiGiralomo, Barton
C. Theile, and Craig D. Stratton.

     On October 14, 2004, Joseph M. Guido, the majority shareholder of the Company, who is also employed by the Company as its Chairman, commenced an action against the Company and three of the Company's directors, entitled "Joseph M. Guido v. Allstates WorldCargo, Inc., Sam DiGiralomo, Barton C. Theile, and Craig D. Stratton," in the Superior Court of New Jersey, Chancery Division, Ocean County (the "First Action"). Messrs. DiGiralomo, Theile and Stratton are also employed by the Company as its President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, and Chief Financial Officer, respectively.

      Mr. Guido alleged that on August 16, 2004, he delivered to the Company's Secretary (1) an executed Written Consent in Lieu of a Special Meeting of the Stockholders of Allstates WorldCargo, Inc. dated August 16, 2004 (the "Guido Consent"), (2) Amended and Restated Bylaws of the Company adopted pursuant to the Guido Consent, and (3) a draft Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 (the "1934 Act"). Mr. Guido alleged that, pursuant to the Guido Consent, he had amended the Company's bylaws to (among other things) expand its Board of Directors from four to seven members, and had appointed three persons (alleged to be independent) to fill the newly created seats. He alleged that the Company was required by law to comply with his demand to notify its shareholders of his action. He also alleged that the three individual defendants, both as directors and officers, owed the Company and its shareholders certain fiduciary duties to direct that appropriate steps be taken by the Company to allegedly comply with applicable law in response to the Guido Consent. Mr. Guido demanded relief enjoining a scheduled special Board of Directors meeting pending Company's performance of acts allegedly required by New Jersey law and by the 1934 Act. Mr. Guido also sought a permanent injunction requiring the Company and its Secretary to prepare and distribute to the Company's shareholders all notices allegedly required by state and federal law in connection with the Guido Consent. Finally, he sought entry of an order requiring the Company to file and serve upon him, within seven days after entry of a permanent injunction, a written report setting forth the manner and form in which the Company complied with the injunctions.

      The Company (and the three individual defendants) opposed the application for relief upon the grounds that subsequent to his execution of the Guido Consent, Mr. Guido advised one of the individual defendants that he had decided not to proceed with his amendment of the Bylaws or his expansion of the Board of Directors. The Defendants also alleged that Mr. Guido's actions were not in the best interest of the Company, and motivated by self-interest, that because of such concerns, the Company needed time to determine its obligations under the law, and that the purpose of the Special Board Meeting (among others) was to consider issues pertaining to the request by Mr. Guido to file the Schedule 14C presented to the Secretary of the Corporation.

     On October 28, 2004, Mr. Guido, by his counsel, filed a Notice of Voluntary Dismissal Without Prejudice, dismissing the First Action. The parties agreed, subject to the terms of definitive settlement agreements, to settle the issue raised in the First Action upon the following terms: (1) the Company's Board of Directors would not be expanded except by unanimous consent, (2) Mr. Guido and the individual defendants would enter into a voting agreement pursuant to which each would agree to vote his respective shares in the Company for the others as directors of the Company, (3) the Company would enter into new employment agreements with the individual defendants (the existing employment agreements being due to expire on December 31, 2004), (4) the parties would exchange general releases and (5) the Company would, to the extent lawfully required by Mr. Guido's existing employment agreement, reimburse him for the attorneys fees he incurred in connection with the action. It was anticipated that the complete terms of a settlement would be agreed upon, and that formal settlement documents would be prepared and executed. Such formal documentation was prepared and delivered to Mr. Guido's counsel on December 27, 2004.

     Mr. Guido refused to execute formal settlement documentation, and commenced a second action, in the same court and entitled in the same style, seeking the same relief (the "Second Action"). The Defendants answered, denying the allegations, and asserting counterclaims against Mr. Guido and his wife, Teresa Guido.
      On April 5, 2005, the parties agreed to a full and final settlement of the Second Action, the terms of which were placed on the record in court, and the parties acknowledged to the court, under oath, their obligation to be bound thereby. The material terms of that agreement (referred to as the "Settlement Agreement") were:
(1) the Company's Board of Directors would be expanded from four to seven members, and the Court would appoint the three new directors,
(2) vacancies thereafter would be filled by vote of the remaining Board members, and in the event of a tie or deadlock in filling any vacancy, the vacancy would be filled by an arbitrator chosen by the Board, (3) Mr. Guido and the individual defendants would enter into a voting agreement pursuant to which each would agree to vote his respective shares of the Company for the others as directors of the Company, (4) the Company would enter into new employment agreements with Mr. Guido and the individual defendants, (5) the parties would exchange general releases and (6) the Company would, to the extent lawfully required by Mr. Guido's previous employment agreement, reimburse him for the attorneys fees he incurred in connection with the action.

      On May 27, 2005, a final judgment was ordered, granted and entered by the court in accordance with the settlement terms agreed to by the parties on April 5, 2005. Finally, on June 6, 2005, Court declared the new employment agreements, the voting agreement, and the mutual general release to be effective as of April 5, 2005, notwithstanding any lack of signatures. Pursuant to the mutual general release, the Company and each of Mr. Guido, his wife, and Messrs. DiGiralomo, Theile and Stratton each released and forever discharged each and all of the others from any and all causes of actions, known and unknown, then existing.
Pursuant to the terms of the settlement, on June 6, 2005, the Company and Messrs. Guido, DiGiralomo, Theile and Stratton (collectively, for purposes of this section, the "Voters") entered into a Voting Agreement whereby each of the Voters agreed to vote all of the capital stock of the Company that each Voter is entitled to vote, for each other as directors of the Company. Further, pursuant to the terms of the Voting Agreement, any action taken to expand or in any way modify the composition of the Board of Directors of the Company from its present constitution shall require the unanimous consent of all of the Voters. Additionally, in the event that shareholder action is taken to alter or amend the Certificate of Incorporation or Bylaws of the Company, the Voters agree to vote all of their shares unanimously in the same manner. If the Voters are unable to reach a unanimous decision, then the proposed change shall be rejected. The Voting
Agreement terminates when each of Messrs. Guido, DiGiralomo, Theile and Stratton no longer own, control or hold any shares of capital stock of the Company.

     For so long as the Voting Agreement remains in effect, the Voters also agreed, with a certain agreed-to exception, not to transfer any of the shares of capital stock of the Company they hold without the prior written consent of all of the Voters, unless the other party to any such transaction agrees in writing to join and be bound by all of the terms of the Voting Agreement. To that end, the Voters agreed to the placement of an additional restrictive legend on all of their shares (including subsequently acquired shares), which restrictive legend shall read:

"THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO RESTRICTIONS ON TRANSFER, VOTING AND OTHER RESTRICTIONS PURSUANT TO A VOTING AGREEMENT ENTERED INTO BY THE COMPANY, THE HOLDER OF THIS CERTIFICATE AND CERTAIN OTHER STOCKHOLDERS OF THE COMPANY, A COPY OF WHICH IS AVAILABLE FOR INSPECTION AT THE OFFICES OF THE SECRETARY OF THE COMPANY."

      Finally, during the term of the Voting Agreement, the Voters agreed not to enter into any agreements that would be inconsistent with any of the provisions therein.

     Also pursuant to the terms of the settlement, on June 6, 2005 the Company and Allstates Air Cargo, Inc., its wholly owned subsidiary, (together, the Employer) entered into individual employment agreements with each of Messrs. DiGiralomo (as President and Chief Executive Officer), Guido (as Chairman), Theile (as Executive Vice President and Chief Operating Officer) and Stratton (as Chief Financial Officer). Messrs. DiGiralomo, Guido, Theile and Stratton are collectively referred to herein as Executives. Each of the employment agreements is effective as of April 5, 2005, and expires on December 31, 2009, but may be extended if agreed to in writing by the parties. Per each of the employment agreements, Mr. DiGiralomo's annual salary shall be $250,000; Mr. Guido's annual salary shall be $370,000; Mr. Theile's annual salary shall be $250,000; and Mr. Stratton's annual salary shall be $185,000. Each of these salaries is subject to an annual increase at the discretion of the Company's Board of Directors. Additionally, each of Messrs. DiGiralomo, Guido and Theile shall receive an annual bonus payment equal to 3% of the increase of the net profits of the Employer from its prior fiscal year. Each of Messrs. DiGiralomo, Guido, Theile and Stratton remains eligible to participate in the Employer's stock option plan, 401(k) retirement plan and insurance plans.

      Excluding the above-described salary and bonus information, the material terms of each of the Executives' employment agreements are substantially the same. In the event any Executive dies during the term of his respective employment agreement, then for the longer of the remaining term of the employment agreement or three years, the Employer shall continue to pay the Executive's then current base salary to the Executive's designated beneficiary or estate and will also pay for insurance for any Executive's surviving immediate family. If, within twenty-four months following a "Change of Control" of the Employer, as defined in each of the employment agreements, the Executive voluntarily resigns or retires, the Employer shall pay to the Executive all compensation and benefits due to him up to the date of his termination, including, but not limited to, base salary and any expense reimbursement, and within one month of termination, a lump-sum payment equal to 299% of the Executive's then current base salary, bonus for the fiscal year end 2004 (if applicable), and of the amount reimbursed to the Executive for business-related expenses for the calendar year preceding the termination. Additionally, any options and/or restricted stock granted to the Executive shall become fully vested and registered as of the date of the termination. The Executive shall have the right to exercise all of his options for a period of five years from the date of the termination. Additionally, all then-existing life and health insurance benefits shall continue for the Executive and his immediate family for a period of five years from the date of termination. In the event of a "For Cause" termination, as defined in each of the employment agreements, the Employer shall pay to the Executive all compensation and benefits due to him up to the date of his termination, including but not limited to base salary and expense reimbursement. At any time after 180 days have elapsed from the date of his respective employment agreement, each Executive shall have the right to terminate his employment agreement on 90 days written notice to the Employer. In the event of such termination, the Executive shall be entitled to such compensation that is equal to the "For Cause" termination compensation described above. A termination that is neither a Change of Control termination, a For Cause termination, is due to the Executive's death, nor a termination by the Executive as provided above, is a "Without Cause" Termination. In the event of a Without Cause termination, the Executive shall be entitled to such compensation that is equal to the Change of Control termination compensation described above. Finally, if the Employer breaches any material term of each respective employment agreement or reduces the Executive's respective title or responsibilities, the Executive may, at his option, elect to leave the Employer, in which case he shall be entitled to all of the Change of Control termination compensation described above, except that the lump sum payment to be paid to the Executive would be limited to 100% of the Executive's base salary and bonus (if applicable).

      On July 6, 2005, to effectuate part of the settlement of the Second Action, the Court entered an Order (the "July 6 Order") that expanded the Company's Board of Directors, effective immediately, from four members to seven. The July 6 Order also appointed, effective immediately, Messrs. Joseph Buckelew, Alan E. Meyer, and Charles F. Starkey, to the Board.

       On August 24, 2005, upon the Company's Motion for Reconsideration, the Court entered and order amending the July 6 Order (the "First August 24 Order"). Instead of declaring the Board expanded, and appointing Messrs. Buckelew, Meyer, and Starkey to the Board, the July 6 Order was amended to show that the parties agreed that a Unanimous Written Consent of the Directors of Allstates WorldCargo, Inc. (attached to the First August 24 Order, and referred to as the "Directors' Consent") was consistent with the Settlement Agreement, and shall be deemed signed by Messrs. DiGiralomo, Theile, Stratton, and Guido.

      Pursuant to the Directors' Consent, the Board of Directors amended Section 3.02 of the Bylaws to provide that the Board of Directors shall consist of seven members. Prior to the amendment,
Section 3.02 of the Bylaws provided that the Board of Directors shall consist of not less than one nor more than ten Directors. The precise number of Directors within this range was to be fixed by the Board each year before the annual meeting of shareholders. The number of Directors prior to the amendment was four.

      Pursuant to the Directors' Consent, the Board of Directors appointed Joseph Buckelew, Alan E. Meyer, C.P.A., and Charles F. Starkey, Esq. to fill the vacancies created by the expansion of the Board, to serve in accordance with the Settlement Agreement.

      Pursuant to the Directors' Consent, the Board of Directors also amended Sections 3.12(b) and 3.12(c) of the Bylaws. Prior to the amendment described herein, Section 3.12(b) provided that vacancies in the Board may be filled by the affirmative vote of a majority of the remaining Directors then in office, even if their number is insufficient to constitute a quorum. A director so elected was to hold office until a successor is elected and qualified at the next annual meeting of the shareholder. As amended, Section 3.12(b) provides that any vacancy shall be filled in the manner provided therein, and that in the event of a deadlock, or a three-to-three vote, with respect to filling any vacancy, an independent arbitrator appointed by the Board shall select the person to fill the vacancy. The amended Bylaw also provides that any director so appointed pursuant to Section 3.12(b) shall also hold office in accordance with the Settlement Agreement.

     Prior to the amendment described herein, Section 3.12(c) provided that if a director resigns from the Board effective at some future date, the future vacancy may be filled by the affirmative vote of a majority of the directors then in office, including the director who has resigned, even if their number is insufficient to constitute a quorum. The term of the newly elected director would begin when the resignation becomes effective. A director so elected was to hold office from the effective date of the predecessor's resignation until a successor is elected and qualified at the next annual or special meeting of the shareholders. As amended, Section 3.12(c) provides that any future vacancy shall be filled in the manner provided therein, and that in the event of a deadlock, or a three-to-three vote, with respect to filling any vacancy, an independent arbitrator appointed by the Board shall select the person to fill the vacancy. The amended By-Law also provides that any director so appointed pursuant to Section 3.12(c) shall also hold office in accordance with the Settlement Agreement.

      In order to ensure that Messrs. Buckelew, Meyer, and Starkey (or their successors duly appointed pursuant to the Bylaws) continue to serve pursuant to the terms of the Settlement Agreement, and not at the pleasure of the majority shareholder, the Court entered a second order on August 24, 2005 (the "Second August 24 Order"), which provides that the parties are required by the Settlement Agreement to nominate and vote for, as Directors, Messrs. Buckelew, Starkey, and Meyer (or their duly appointed successors) at future meetings of the Company's shareholders at which directors are to be chosen.

      On November 7, 2005, the Court entered a Consent Order pursuant to which Mr. and Mrs. Guido waived any and all rights they might have to pursue reimbursement from the Company and the individual defendants for any and all counsel fees paid or incurred in connection with the matter.

      Accordingly, there are no issues left outstanding in the matter, and it has been finally concluded.

Liberty Mutual Insurance Company v. Lightning Freight Inc., GTD Logistics, Inc., and Gilberto Cordova.

      The Company's subsidiary, GTD Logistics, Inc. ("GTD") is a defendant in an action pending in Los Angeles Superior Court, Docket No. 326868, brought by Liberty Mutual Insurance Company ("Liberty"), regarding freight brokerage services that GTD provided for a shipment that was allegedly stolen. The tractor trailer hauling the shipment allegedy contained several million dollars of hard disk drives. After the truck and trailer were allegedly stolen, the owner of the contents of the trailer made a claim against UPS Supply Chain Solutions, the shipper, who then made a claim against its insurance company, Liberty. Liberty is seeking to recover from GTD and also the carrier and truck driver the amount that is expended to cover the loss suffered by its insured, the owner of the contents of the trailer. The Complaint requests damages of not less than $1,400,000.

      Liberty alleges that when GTD agreed to provide brokerage services for the shipment of the cargo, GTD also promised to select a motor carrier with no less than $1 million in cargo insurance coverage, and to select a carrier that would follow certain asset protection rules. Liberty alleges breach of contract and negligence against GTD for failure to comply with these alleged promises. GTD and Lightning Freight, Inc. the carrier, filed Cross-Complains against each other and Gilberto Cordova, the truck driver. Gilberto Cordova never appeared in the matter and the Court entered a default against him.

       Initial written discovery has been completed and several depositions have been taken. A post-mediation status conference is set for January 31, 2006, and a jury trial is set for March 7, 2006.

Jeffrey H. Mims, Chapter 7 Trustee v. Allstates WorldCargo, Inc.

     The Company is presently the defendant in an Adversary Proceeding against Allstates WorldCargo, Inc. in the bankruptcy case of Mosaic Group US., Inc. The lawsuit is for the recovery of an alleged preferential transfer under 11 U.S.C. Sec. 547 in the sum of approximately $191,000, and a post-petition transfer under 11 U.S.C. Sec 549, in the sum of approximately $18,000. The matter is in its initial stages.

Masterbrush, LLC and B&G Plastics, Inc. v. Allstates Logistics, Inc. and T.H. Weiss, Inc.

      On or about December 5, 2005, Masterbrush, LLC ("Masterbrush") and B&G Plastics, Inc. ("B&G") commenced an action against the Company's wholly-owned subsidiary Allstates Logistics, Inc. ("ALI") and T.H. Weiss, Inc. ("Weiss"), alleging various causes of action arising out of the importation by Masterbrush of a quantity of natural bristle paintbrushes produced in China (the "Brushes").

      The Complaint alleges that plaintiffs retained ALI to expedite the importation of the Brushes into the United States, that ALI wrongfully failed to advise plaintiffs that the Brushes were subject to federal antidumping duties of 351.92 percent (the "Antidumping Duty") in addition to the 4 percent normal duty, and that by reason of ALI's (alleged) failure to so advise plaintiffs, plaintiffs were required by U.S. Customs to pay the Antidumping Duty, in the amount of $422,281.64. The plaintiffs seek to recover compensatory and consequential damages.

      The action is only recently commenced, and has not progressed past the service of the Summons and Complaint. The ALI intends to contest the matter. We have not yet formed an opinion of the likelihood of a favorable or unfavorable outcome, or the amount or range of potential loss.



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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2005. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                         YEAR ENDED SEPTEMBER 30,
                                  (in thousands, except per share data)

                                 2001     2002     2003     2004    2005

STATEMENT OF OPERATIONS DATA

Net sales                       $41,239  $36,403  $46,293  $54,705  $68,842
Income (loss) from operations       744      534     (326)     727    1,086
Net income (loss)                   408      136     (582)     233      603
Basic net income (loss) per
  common share                     $.01     $.00    ($.02)    $.01     $.02
Diluted net income (loss) per
  common share                     $.01     $.00    ($.02)    $.01     $.02

Weighted average
     Common shares outstanding
        - basic                  32,510   32,510   32,510   32,510   32,510
Weighted average
     Common shares outstanding
        - diluted                32,510   32,510   32,510   32,510  32,510


BALANCE SHEET DATA:

Working capital                  $1,316   $1,534 $1,050   $1,081   $1,527
Total assets                      7,095    8,050  8,287    9,787   12,699
Liabilities - current             4,614    5,477  6,338    7,577    9,838
Liabilities - long term           2,497    2,453  2,412    2,440    2,487
Total stockholders' equity         (16)      120  (462)     (229)     374



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

Results of Operations

     The  following table sets forth for the periods indicated certain
financial   information   derived  from  the  Company's   consolidated
statement of operations expressed as a percentage of total revenues:

                                  Fiscal Year Ended September 30,
                                     2005       2004      2003
                                    -------   --------   -------
Revenues                             100.0%    100.0%     100.0%
Cost of transportation                71.0      67.7       65.0
                                    -------   --------   -------
Gross profit                          29.0      32.3       35.0

Operating expenses:
  Personnel costs                      9.8      11.9       14.1
  License commissions and royalties   11.5      12.0       13.5
  Other selling, general and
     administrative expenses           6.1       7.1        8.1
                                    -------   --------   -------
Total operating expenses              27.4       31.0      35.7

Operating income                       1.6        1.3      (0.7)
Interest expense, net                 (0.4)      (0.4)     (0.5)
Other income/(expense)                 0.0        0.0      (0.9)
                                    -------   --------   -------
Net income before tax provision        1.2        0.9      (2.1)

Tax provision                         (0.3)      (0.5)     (0.8)
                                    -------   --------   -------
Net income/(loss)                      0.9%       0.4%     (1.3)%


REVENUES

Fiscal 2005 vs. fiscal 2004

     The revenues of Allstates WorldCargo represent gross consolidated sales less customer discounts. Sales for the fiscal year ended September 30, 2005 increased $14.1 million, or 25.8%, to $68,842,000, over revenues earned during the prior fiscal year ended September 30, 2004, reflecting a higher volume of freight shipped. Revenues earned from domestic-routed freight increased $10.5 million, or 23.8%, to $54,842,000, and international freight revenues increased from the previous fiscal year by $3.6 million, or 34.5%, to $14,000,000.

     The increase in domestic sales, which accounted for 79.7% of total revenues for fiscal 2005, primarily reflected incremental growth in freight business at certain existing branches, including the full year effect of sales generated from one branch location that was added midway though the previous fiscal year. The growth in domestic freight business was further augmented by the addition one new customer during the fiscal year that accounted for 2.8% of sales during the year. International sales showed positive growth in a majority of our branch locations during fiscal 2005 as compared to fiscal 2004.


Fiscal 2004 vs. fiscal 2003

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



GROSS PROFIT

Fiscal 2005 vs. fiscal 2004

     Gross profit represents the difference between net revenues and the cost of providing transportation services. The cost of sales is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. As a percentage of revenues, cost of sales increased by 3.2%, to 71.0%, for the fiscal year ended September 30, 2005 in comparison to the fiscal year ended September 30, 2004. The higher percentage of transportation costs to revenues primarily reflects increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the addition of and growth in existing lower margin business that represents a significant portion of the Company's revenue growth over the previous fiscal year. In absolute terms, cost of sales increased by $11.8 million, or 31.8%, to $48,859,000 for the fiscal year ended September 30, 2005 compared to the prior fiscal year, reflecting the increase in sales. Gross margins decreased to 29.0% of sales for fiscal 2005. Gross profit increased by $2.3 million, or 13.3%, to $19,983,000 in fiscal 2005 versus fiscal 2004.


Fiscal 2004 vs. fiscal 2003

     Cost of sales increased as a percentage of revenues by 2.7%, to 67.7%, for the fiscal year ended September 30, 2004 in comparison to the fiscal year ended September 30, 2003. The higher percentage of transportation costs to revenues primarily reflects increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the addition of new lower margin business that the Company attained during fiscal 2004. In absolute terms, cost of sales increased by $6,971,000, or 23.2%, to $37,060,000 for the fiscal year ended September 30, 2004 compared to the prior fiscal year, reflecting the increase in sales. Gross margins decreased to 32.3% of sales for fiscal 2004. Gross profit increased by $1,441,000, or 8.9%, to $17,645,000 in fiscal 2004 versus fiscal 2003.


SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Fiscal 2005 vs. fiscal 2004

     Selling, general and administrative expenses include personnel costs, licensee commissions and other costs necessary to operate our business. As a percentage of revenues, SG&A expenses decreased by
3.6%, to 27.4%, for the fiscal year ended September 30, 2005 as compared to the fiscal year ended September 30, 2004, reflecting the increase in revenues in relation to fixed operating expenses. In absolute terms, SG&A expenses increased by approximately $1,980,000, or 11.7%, to $18,898,000 in fiscal 2005 in comparison to fiscal 2004, primarily reflecting higher expense for licensee commissions and legal fees.

      Allstates pays commissions to licensees and independent sales agents as compensation for generating profits for the Company. Licensee commissions and royalties pursuant to licensee agreements increased by approximately $1,379,000 in fiscal 2005 over fiscal 2004, primarily reflecting higher gross profits at our licensee locations. As a percentage of revenues, licensee commissions and royalties decreased by 0.5%, to 11.5% of sales, in fiscal 2005.

     Legal fees increased during the fiscal year ended September 30, 2005 in comparison to the same period of the prior year by approximately $564,000. The increased expense primarily reflects Allstates defense and settlement effort related to an action commenced by the majority shareholder against the Company during the fourth quarter of fiscal 2004.

     Personnel expenses increased for the fiscal year ended September 30, 2005 by approximately $202,000 over the fiscal year ended September 30, 2004. This increase primarily reflects higher operations personnel salaries necessary to sustain the growth in business volume. In addition, corporate salary expense was higher, primarily the result of new employment agreements that were ratified during the third quarter of fiscal 2005, as well as the full year effect of the addition of a Director of MIS during the third quarter of fiscal 2004. Salesperson salaries decreased from the prior fiscal year due to a reduction in sales headcount, but were offset by an increase in sales commissions due to increased volume at company owned stations.

     Cargo insurance increased by approximately $94,000 in fiscal 2005 over the previous fiscal year as a reflection of the increased freight volume. Accounting fees declined by approximately $91,000 in comparison to the prior fiscal year, in which the Company had recorded additional expense to catch up with under-accruals of previous year audit fees. Telephone and communications expense decreased by approximately $113,000 from the previous year, primarily reflecting reduced rates for long distance and frame relay service.


Fiscal 2004 vs. fiscal 2003

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


Operating income

     Income from operations increased by approximately $359,000 for the fiscal year ended September 30, 2005, to $1,086,000, versus the fiscal year ended September 30, 2004, primarily reflecting the increase in sales volume, offset by higher costs of transportation as a percent of revenues. The operating margin increased by 0.3% during fiscal year 2005.

      Income from operations increased by approximately $1,052,000 for the fiscal year ended September 30, 2004, to $727,000, versus the fiscal year ended September 30, 2003, due to the increase in sales volume and the reduction of operating expenses as a percentage of revenues. The operating margin increased by 2.0% during fiscal year 2004.


Net interest expense

     Allstate's interest expense obligation consists primarily of the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the August 24, 1999 reverse acquisition, as well as on borrowings against the line of credit established with the bank. Interest on the note was approximately $166,000 and $168,000 during fiscal 2005 and fiscal 2004, respectively.

     Net interest expense increased by approximately $16,000 during the fiscal year ended September 30, 2005 in comparison to the prior year, reflecting a higher average borrowing rate applied to higher average outstanding borrowings. Interest expense during the fiscal year ended September 30, 2004 decreased by approximately $9,000 from the previous fiscal year, reflecting a lower average borrowing rate.


Net income/(loss)

Net income before taxes increased by approximately $331,000, to $852,000 for the fiscal year ended September 30, 2005, compared to the previous fiscal year then ended. The Company recorded a tax provision of approximately $249,000 for fiscal 2005. Net income for fiscal 2005 was $603,000 versus net income of $233,000 in the previous fiscal year.

     Net income before taxes increased by approximately $1,472,000, to $522,000 for the fiscal year ended September 30, 2004, compared to the previous fiscal year then ended. The Company recorded a tax provision of approximately $289,000 for fiscal 2004. Net income for fiscal 2004 was $233,000 versus a net loss of ($582,000) in the prior year.



Liquidity and Capital Resources

      Net cash used for operating activities was approximately $44,000 for the fiscal year ended September 30, 2005 compared to net cash provided by operations of approximately $18,000 for the fiscal year ended September 30, 2004. In fiscal 2005, cash was used to finance the increase in accounts receivable, offset by the related increase in accounts payable and the net income of the Company. In fiscal 2004, cash was provided by the net income of the Company, offset by increases in accounts receivable and accounts payable that reflect the growth in fiscal 2004 volume over the previous year.

      At September 30, 2005, the Company had cash of $180,000 and net working capital of $1,527,000, compared with cash of $114,000 and net working capital of $1,081,000 respectively, at September 30, 2004. The increase in working capital at September 30, 2005 over September 30, 2004 is primarily attributable to the Company's net income during the fiscal year, offset by a combination of the long term portion of a loan made to a licensee during the second quarter of fiscal 2005, as well as expenditures made toward the purchase of a new computer system.

     During March 2005, Allstates extended a $250,000 loan to a licensee to finance their expansion effort. The loan is being paid back with weekly payments over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. Through September 30, 2005, Allstates has collected $41,573. of principal on the loan.

     In addition to aforementioned loan, the Company's other investing activities were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware and software. During the fourth quarter of fiscal 2005, Allstates initiated the purchase and implementation of a new computer system. Through September 30, 2005, the Company has made approximately $174,000 in purchases toward the new system. Total capital expenditures amounted to approximately $230,000 during the fiscal year ended September 30, 2005. For the fiscal year ended September 30, 2004, capital expenditures totaled approximately $95,000. Proceeds from the sale of fixed assets, primarily of company-owned automobiles, amounted to approximately $49,000.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (6.75% at September 30, 2005). The interest rate is predicated on the Company maintaining an average compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit at September 30, 2005 and 2004 were $1,600,000 and $1,100,000, respectively.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
       For the Years Ended September 30, 2005 and 2004



                          CONTENTS
                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
 ACCOUNTING  FIRM                                       1

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                         2 -3

  Consolidated Statements of Net Income                 4

  Consolidated Statements of
      Stockholders' Equity  (Deficit)                   5

  Consolidated Statements of Cash  Flows                6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS       7- 17

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries
Lacey, New Jersey

We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (a corporation), as of September 30, 2005 and 2004, and the related consolidated statements of net income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements (see Note 2) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2005 and 2004, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Toms River, New Jersey
December 7, 2005

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              September 30, 2005 and 2004

                         ASSETS                                2005        2004
                                                           -----------    -----------
CURRENT ASSETS
Cash and Cash Equivalents                                    $ 180,317   $   114,363
Accounts Receivable, net of allowance for doubtful account  10,681,589     8,073,391
Inventories                                                     29,641        30,027
Prepaid Expenses and Other Assets                              127,550        89,081
Prepaid Income Taxes                                            80,415           -
Loans Receivable - Licensee - Current Portion                   80,385           -
Deferred Tax Asset - Current Portion                           184,982       351,000
                                                           -----------    -----------
Total Current Assets                                        11,364,879     8,657,862
                                                           -----------    -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation        599,042       507,873
                                                           -----------    -----------
INTANGIBLE AND OTHER ASSETS
Deposits                                                        33,227        33,371
Loans Receivable - Licensee                                    128,042          -
Other Receivables                                               38,504        52,853
Goodwill, including related acquisition costs,
    net of accumulated  amortization                           535,108       535,108
                                                           -----------    -----------
Total Intangible and Other Assets                              734.881       621,332
                                                           -----------    -----------
Total Assets                                               $12,698,802   $ 9,787,067
                                                           ===========    ===========

See accompanying Notes and Report of Independent Registered Public
Accounting Firm

                          F2

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              September 30, 2005 and 2004

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            2005           2004
                                                           -----------    -----------
CURRENT LIABILITIES
Accounts Payable                                           $ 6,420,955   $ 5,274,000
Accrued Expenses                                             1,767,391     1,178,377
Short-Term Borrowings Under Line of Credit                   1,599,500     1,099,500
Current Portion of Obligations Under Capital Leases             24,888         -
Current Portion of Long-Term Debt                               25,000        25,000
                                                          -----------    -----------
Total Current Liabilities                                    9,837,734     7,576,877
                                                          -----------    -----------
LONG-TERM LIABILITIES
Deferred Tax Liability - Non-Current Portion                   102,368        78,000
Obligations Under Capital Leases, less current portion          48,285          -
Long-Term Debt, less current portion                         2,336,730     2,361,730
                                                          -----------    -----------
Total Long-Term Liabilities                                  2,487,383     2,439,730
                                                          -----------    -----------
Total Liabilities                                           12,325,117    10,016,607

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.0001 par value, 50,000,000 shares
Authorized,  32,509,872 Shares Issued and Outstanding            3,251          3,251

Retained Earnings (Deficit)                                    370,434       (232,791)
                                                           -----------    -----------
Total Stockholders' Equity (Deficit)                           373,685       (229,540)
                                                           -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit)       $12,698,802    $ 9,787,067
                                                           ===========    ===========


See accompanying Notes and Report of Independent Registered Public
Accounting Firm

                          F3

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF NET INCOME
    For the Years Ended September 30, 2005 and 2004

                                                               2005         2004
                                                           ------------  -----------
NET SALES                                                  $68,841,843   $54,705,311
COST OF SALES                                               48,858,589    37,060,406
                                                           ------------  -----------
Gross Profit                                                19,983,254    17,644,905

OPERATING EXPENSES
Selling, General and Administrative                         18,897,190    16,918,055

Income from Operations                                       1,086,064       726,850
                                                           ------------  -----------
OTHER INCOME (EXPENSE)
Interest Income                                                  7,694          -
Interest Expense                                              (241,526)     (217,367)
Loss on Sale of Equipment                                          -           3,071
Other Income (Expense)                                             -           9,093
                                                           ------------  -----------
     Total Other Income (Expense)                              (233,832)    (205,203)
                                                           ------------  -----------
Income Before Tax Provision                                     852,232      521,647

Provision for Income Taxes                                      249,007      288,749
                                                           ------------  -----------
Net Income Applicable to Common Shareholders                $   603,225  $   232,898
                                                           ============  ===========

Weighted Average Common Shares - Basic                       32,509,872   32,509,872
                                                           ============  ===========
Net Income (Loss) per Common Share - Basic                  $      0.02  $      0.01
                                                           ============  ===========
Weighted Average Common Shares - Diluted                     32,509,872   32,509,872
                                                           ============  ===========
Net Income (Loss) per Common Share - Diluted                $      0.02  $      0.01
                                                           ============  ===========

See accompanying Notes and Report of Independent Registered Public
Accounting Firm
                          F4

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Fiscal Years Ended September 30, 2005 and 2004

                               Common Stock
                                                 Other          Retained    Total
                            Number of            Comprehensive  Earnings  Stockholders'
                            Shares     Par Value Income (Loss) (Deficit)  Equity (Deficit)
                            ---------  --------- ------------- ---------- ----------------
Balance at
 September 30, 2003         32,509,872 $3,251  $     -      $  (465,689)  $( 462,438)

Consolidated net gain
 for the fiscal year
 ended September 30, 2004                                       232,898      232,898
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2004         32,509,872 $3,251  $     -      $  (232,791)  $( 229,540)

Consolidated net gain
 for the fiscal year
 ended September 30, 2005                                       603,225      603,225
                            ---------- ------- ------------   ---------- -------------
Balance at
 September 30, 2005         32,509,872 $3,251  $     -      $   370,434   $  373,685
                            ========== ======= ============   =========== =============



See accompanying Notes and Report of Independent Registered Public
Accounting Firm
                          F5

          ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Years Ended September 30, 2005 and 2004

                                                                      2005           2004
                                                                 ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income Applicable to Common Shareholders                    $  603,225      $   232,898
  Adjustments to reconcile net income to net cash provided from operating activities:
    Depreciation                                                     138,968          167,202
    Provision for Bad Debts                                          169,347          187,999
    Loss on Sale of Equipment                                           -              (3,071)
    (Increase) Decrease in:
      Accounts Receivable                                         (2,777,545)      (2,035,182)
      Inventories                                                        386           (1,383)
      Prepaid Expenses and Other Assets                              (24,121)         (15,386)
      Prepaid Income Taxes                                           (80,415)             -
      Deferred Tax Asset - Current Portion                           166,018          139,000
    Increase (Decrease) in:
      Accounts Payable                                             1,146,956          937,377
      Accrued Expenses                                               589,013          355,348
      Deferred Tax Liability - Non-Current Portion                    24,368           53,000
                                                                 ------------    -------------
        Net Cash Provided from (Used by) Operating Activities        (43,800)          17,802
                                                                 ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                            (230,137)         (395,292)
  Proceeds from Sale of Equipment                                     -                48,850
  Loans to Licensees                                               (250,000)              -
  Payments from Licensees Loans                                      41,573               -
  Deposits                                                              144             5,200
                                                                 ------------    -------------
    Net Cash Used by Investing Activities                          (438,420)         (341,242)
                                                                 ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  New Borrowings:
    Short-Term                                                    1,400,000           200,000
    Long-Term                                                        73,174              -
  Debt Reduction:
    Short-Term                                                     (900,000)         (250,000)
    Long-Term                                                       (25,000)          (28,836)
                                                                 ------------    -------------
   Net Cash Provided from (Used by) Financing Activities            548,174           (78,836)
                                                                 ------------    -------------

Net Increase (Decrease) in Cash and Cash Equivalents                 65,954          (402,276)

Cash and Cash Equivalents, Beginning of Year                        114,363           516,639
                                                                 ------------    -------------
Cash and Cash Equivalents, End of Year                            $ 180,317        $  114,363
                                                                 ============    =============


See accompanying Notes and Report of Independent Registered Public
Accounting Firm
                          F6

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     Nature of Operations

     On August 24, 1999, Audiogenesis Systems, Inc. (Audiogenesis), entered into a reverse acquisition with Allstates Air Cargo, Inc. and its subsidiaries (Allstates). On August 24, 1999, Allstates Air Cargo, Inc. became a wholly owned subsidiary of Audiogenesis. On November 4, 1999, Audiogenesis Systems, Inc. filed a Certificate of Amendment to the Certificate of Incorporation, officially changing its name to Allstates WorldCargo, Inc. (WorldCargo). As a result of this transaction, the sole shareholder of Allstates Air Cargo, Inc. became a 55.37% shareholder of WorldCargo. Management has elected to utilize the new name (Allstates WorldCargo, Inc. and Subsidiaries) for purposes of these consolidated financial statements. The entities that are included in these consolidated financial statements are as follows:

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

     Allstates  Allcargo  (US), Inc.  -  Allstates  Allcargo
     (US), Inc. is a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Allcargo (US), Inc. owned 100% of Allstates Allcargo (UK), Ltd., a corporation organized under the laws of England prior to the dissolution of Allstates Allcargo (UK), Ltd. during the year ended September 30, 2000. All appropriate foreign currency translation adjustments have been made for purposes of these financial statements. During the fiscal year ended September 30, 2005, management unanimously determined that the stock of Allstates Allcargo (US), Inc. is worthless and no future business activities will be conducted through this entity. Consequently, Allstates Allcargo (US), Inc. will be statutorily merged into Allstates Air Cargo, Inc. during the year ended September 30, 2006.

     Allstates Logistics, Inc. - Allstates Logistics, Inc. is also a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Logistics was incorporated in the State of New Jersey in December 1997, and provides ocean freight services to its customers.

                              F7

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     For purposes of the accompanying consolidated financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates WorldCargo, Inc. is considered a subsidiary. Therefore, these consolidated financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2005 and 2004. The consolidated statements of net income include the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the years ended September 30, 2005 and 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At various times during the years ended September 30, 2005 and 2004, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC. Management considers the risk of loss to be minimal.

     Cash Equivalents

     For  purposes  of the consolidated statements  of  cash
     flows,   the   Company  considers  all  highly   liquid
     investments with original maturities of three months or less to be cash equivalents.

                              F8

NOTE   2   -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

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

     Depreciation

     Property, plant and equipment consist principally of building and improvements, vehicles, computers and software, office equipment, and furniture and fixtures which are stated at historical cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to fifteen years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statements of income. Depreciation expense for the years ended September 30, 2005 and 2004 was $138,968 and $167,202, respectively.

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

     Advertising

     The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended
     September  30, 2005 and 2004 were $32,993 and  $41,217,
     respectively.

     Revenue Recognition

     Revenues and the associated freight transportation costs are recognized at the time the freight departs the terminal of origin for domestic shipments. International air revenues and freight consolidation costs are recognized when shipments are tendered to a carrier for transport to a foreign destination. This method is permissible under Emerging Issues Task Force Issue No. 91-9, "Revenue and Expense Recognition for Freight Services in Progress". Ocean freight consolidation revenues are recognized when the shipment reaches its destination.

     Trade Receivables

     Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond 30 days.

                              F9

NOTE   2   -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

     Trade Receivables (Continued)

     Payments  of accounts receivable are allocated  to  the
     specific   invoices   identified   on   the   customers
     remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

     Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date by several days and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. The valuation allowance for accounts receivable at September 30, 2005 and 2004 was $263,202 and $250,394,
     respectively.

     Earnings per Share

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

     Bad Debts

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2005 and 2004 was $169,347 and $187,999, respectively.


NOTE 3 - PROPERTY AND EQUIPMENT

     Property   and  equipment  are  summarized   by   major
     classifications as follows:

                            2005                   2004
                        ----------              ---------
Leasehold
Equipment                 $368,112            $   361,835

Vehicles                    56,525                 56,525

Equipment and
Software                 1,126,053                902,192

Furniture and
Fixtures                    47,542                 47,542
                        ----------              ---------
                         1,598,232              1,368,094
Less Accumulated
Depreciation               999,190                860,221
                        ----------              ---------
                        $  599,042             $  507,873
                        ==========              =========

Computer equipment with a cost of $88,808 is held under a capital lease and depreciation is estimated to commence in the third quarter of fiscal 2006.

                              F10

NOTE 4 - AMORTIZATION OF GOODWILL AND ACQUISITION COSTS

     Commencing with the fiscal year beginning October 1, 2001, the Company implemented Statement of Financial Accounting Standards Statement No. 142, "Accounting for Goodwill and Intangible Assets", which no longer allows for the amortization of goodwill. The new statement requires the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Pursuant to the Company's impairment tests conducted for the years ended September 30, 2005 and 2004, no write off of the carrying value is deemed necessary.

     Effective January 1, 2003, the Company ceased amortizing the costs associated with the acquisition of Audiogenesis by Allstates and will include such costs in its annual goodwill impairment test as discussed above. Amortization expense for the years ended September 30, 2005 and 2004 were $-0- and $-0-, respectively.


NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES


     Lease payable to VAResources, Inc., due in     2005     2004
     monthly installments of $2,662 including     --------  --------
     interest at 11.37%, due June 2008,          $  73,173  $  -
     secured by computer equipment

     Less current portion                           24,888     -
                                                 --------- ---------
                                                 $ 48,285   $  -

     Future minimum payments under capital leases as of September 30, 2005 are as follows:

                    2006              $   31,940
                    2007                  31,940
                    2008                  21,293
                                      ----------
     Total minimum lease payments         85,173

     Less amount representing interest    12,000
                                      ----------
                                      $   73,173
                                      ==========

                              F11

NOTE 6 - LONG-TERM DEBT

      The Company's notes payable balance at September 30, 2005 and 2004 consist of the following:

                                                 2005            2004
Notes payable from Joseph M. Guido to
the Estate of
A.G. Hoffman, Jr., assumed by the
Company, in the
aggregate originally totaled
$2,511,730, with repayment
over 101 years at annual principal
payments of
$25,000 plus interest at 7% per year.
All or any
of the notes may be paid at any time
before maturity
without any prepayment penalty.  In
the event of a
default under the notes by the
Company, Joseph M.
Guido remains personally liable for
the notes, and
the 101 shares of Allstates Air
Cargo, Inc. common
stock held as security under the
notes (representing
48.1% of the issued and outstanding
common stock
of Allstates Air Cargo, Inc.) may be
sold at public or
private sale.                                    $2,361,730    $2,386,730

Less: Current Portion                                25,000        25,000
                                                -----------    ----------
                                                 $2,336,730    $2,361,730
                                                ===========   ===========

     Future  maturities for long-term debt as  of  September
     30, 2005 is as follows:

    For the fiscal years ended September 30,   2006       25,000
                                               2007       25,000
                                               2008       25,000
                                               2009       25,000
                                               2010       25,000
                                         Thereafter    2,236,730
                                                       _________
                                             Total    $2,361,730
                                                       =========


NOTE 7 - LINE OF CREDIT

     Allstates Air Cargo, Inc. has a $2,000,000 line of credit agreement with a bank, which expires January 28,
     2006.   Interest  on  outstanding borrowings  currently
     accrues at the Wall Street Journal's (WSJ) prime rate of interest per annum (6.75% as of September 30, 2005). The interest rate is predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000.
     If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by 1% over the WSJ's prime rate at the time of failure. The balance outstanding on the line of credit as of September 30, 2005 and 2004 was $1,599,500 and
     $1,099,500, respectively.

     Loan   collateral   includes  the  Company's   accounts
     receivable and the unlimited, unconditional guarantees of Joseph M. Guido, Teresa Guido and Allstates Allcargo
     (US), Inc.


                              F12

NOTE 8 - PROVISION FOR INCOME TAXES

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                          2005     2004
                                          ----     ----
Expected Federal
statutory rate                            0.00%*   0.000%
Expected State statutory
rates (average)                          6.975%    8.893%
                                        -------   -------

Total expected                           6.975%    8.893%
statutory rate

State Franchise Tax and
Miscellaneous Book to Tax
Adjustments                             -0.096%    9.654%

Deferred income tax
expense (benefit):
 Federal                                 17.664%  29.138%
 State                                    4.676%   7.668%
                                        -------   -------
Income Tax Expense (Benefit) -
Effective Tax Rate                       29.219%  55.353%

 * Due to net operating loss carryforwards in September 30,2005 and 2004, expected Federal statutory rate is deemed to be 0%.


     The   Company's  provision  for  income  taxes  as   of
     September 30, 2005 and 2004 consist of the following:

                                                 2005     2004
                                                 ----     ----
Current Income Tax Expense
          Federal                             $ 17,850   $ (6,318)
          State                                 40,768    103,067
                                               -------    -------
          Total - Current                       58,618     96,749
                                               -------    -------
Deferred Income Tax (Benefit) Expense
          Federal                              150,541    152,000
          State                                 39,848     40,000
                                                ------     ------
          Total - Deferred                     190,389    192,000
                                                ------    -------
          TOTALS                              $249,007   $288,749
                                              ========    =======


                              F13

     The   Company's  provision  for  income  taxes  as   of
     September 30, 2005 and 2004 consist of the following:

     The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 2005 and 2004 are as follows:

                                   2005           2004
                                   ----           ----
     Deferred Tax Assets
     --------------------
     Accounts Receivable        $ 113,177      $ 107,500
     Defferred Payable             15,050         43,900
     Net operating loss            56,755        199,600
                                 --------        --------
     Totals                     $ 184,982      $ 351,000
     ------                      ========        ========

     Deferred Tax Liabilities
     ------------------------
     Depreciable and
      amortizable assets         $102,368        $ 78,000
                                 ========        ========


     At September 30, 2004, the Company had a future income tax benefit for net write offs of its investment account in one of its Subsidiaries (Allstates Allcargo (U.S.) Inc.). The estimated future income tax benefit of this transaction was approximately $127,000. For financial statement purposes, a 100% valuation allowance was recorded by management in the amount of $127,000 as of September 30, 2004. As of September 30, 2005, the Company will write off its investment in Allstates Allcargo (US), Inc. for income tax purposes. The current income tax benefit of this transaction is approximately $136,000 and is reflected in the current year tax accrual.


NOTE 9 - NET OPERATING LOSS CARRYFORWARD

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

                              F14

NOTE 10 - PENSION PLAN

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 100% of an employees' qualified compensation or $14,000 and $13,000 for the calendar years ended 2005 and 2004, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. Contributions to the plan for the years ended September 30, 2005 and 2004 totaled $50,426 and $43,493, respectively. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2005 and 2004.


NOTE 11 - RELATED PARTY TRANSACTIONS

     Allstates Air Cargo, Inc. leases office space located in Forked River, New Jersey from a majority stockholder of the Company. Rent expense under these leases totaled $81,600 and $81,600 for the years ended September 30, 2005 and 2004, respectively.

     The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2005 and 2004 totaled $566,281 and $454,607, respectively.

     The Company entered into Employment Agreements with four of the Company's stockholders. The Employment Agreements are effective through December 31, 2009. The following is a summary of the terms of these agreements:
                     Annual                       Stock
    Position         Salary        Bonus         Options
    --------        --------       ------       --------

Chairman of the      $370,000     3% of fiscal       Yes
Board                            year increase
                                 in net profits

President/Chief      $250,000     3% of fiscal       Yes
Executive                         year increase
Officer                           in net profits


Executive Vice       $250,000     3% of fiscal       Yes
President/                        year increase
Chief Operating                   in net profits
Officer

Chief Financial      $185,000     Discretionary      Yes
Officer


NOTE 12 - STOCK OPTION PLAN

     On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2005, no stock options have been issued.

                              F15

NOTE 13 - DESCRIPTION OF LEASING ARRANGEMENTS

     The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next four years. These operating leases provide the Company with the option to renew its lease at the fair rental value at the end of the lease term. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

     Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 2005:

          Years Ending
        September 30,
     --------------------
          2006                   585,627
          2007                   575,967
          2008                   465,549
          2009                    78,703
          Thereafter                -
                                --------
          Total               $1,705,846
                              ==========


     Rent expense under operating leases for the years ended
     September  30, 2005 and 2004 was $551,749 and  $554,321
     respectively.


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for:                    2005            2004
     --------------                   -----           -----
     Income Taxes                  $138,429        $ 52,355
                                   ========        ========
     Interest                      $242,403        $217,367
                                   ========        ========


NOTE 15 - LITIGATION

     The following lawsuits exist between the Company, its Subsidiaries and other third parties:

     Masterbrush,  LLC and B&G Plastics, Inc.  v.  Allstates
     Logistics, Inc., and T.H. Weiss, Inc.

     On or about December 5, 2005, Masterbrush, LLC ("Masterbrush") and B&G Plastics, Inc. ("B&G") commenced an action against the Company's wholly-owned subsidiary Allstates Logistics, Inc. ("ALI") and T.H. Weiss, Inc. ("Weiss"), alleging various causes of action arising out of the importation by Masterbrush of a quantity of natural bristle paintbrushes produced in China (the "Brushes").

     The Complaint alleges that plaintiffs retained ALI to expedite the importation of the Brushes into the United States, that ALI wrongfully failed to advise plaintiffs that the Brushes were subject to federal antidumping duties of 351.92 percent (the "Antidumping Duty") in addition to the 4 percent normal duty, and that by reason of ALI's (alleged) failure to so advise plaintiffs, plaintiffs were required by U.S. Customs to pay the Antidumping Duty, in the amount of $422,281.64. The plaintiffs seek to recover compensatory and consequential damages.

                              F16

     The  action  is only recently commenced,  and  has  not
     progressed past the service of the Summons and Complaint. The ALI intends to contest the matter. As of the date of these financial statements, an opinion of the likelihood of a favorable or unfavorable outcome, or the amount or range of potential loss has not been formed.

     Liberty  Mutual Insurance Company v. Lightning  Freight
     Inc., GTD Logistics, Inc. and Gilberto Cordova

     GTD Logistics ("GTD") is being represented in a matter involving claims by Liberty Mutual Insurance Company ("Liberty") regarding freight brokerage services that GTD provided for a shipment that was stolen. The tractor trailer hauling the shipment allegedly contained several million dollars of hard disk drives. After the truck and trailer were stolen, the owner of the contents of the trailer made a claim against UPS Supply Chain Solutions, the shipper, who then made a claim against its insurance company, the plaintiff in this case. Liberty is seeking to recover from GTD and also the carrier and truck driver the amount that it expended to cover the loss suffered by its insured, the owner of the contents of the trailer. The Complaint requests damages of not less than $1,400,000.

     Liberty alleges that when GTD agreed to provide brokerage services for the shipment of the cargo, GTD also promised to select a motor carrier with no less than $1 million in cargo insurance coverage, and to select a carrier that would follow certain asset protection rules. Plaintiff alleges breach of contract and negligence against GTD for failure to comply with these alleged promises. GTD and Lightning Freight, Inc., the carrier, filed Cross-Complaints against each other and Gilberto Cordova, the truck driver. Gilberto Cordova never appeared in the matter and the Court entered a default against him.

     Initial written discovery has been completed and several depositions have been taken. A post-mediation status conference is set for January 31, 2006, and a jury trial is set for March 7, 2006. There remain several factual and legal issues to be resolved and, therefore, the counsel retained by the Management of GTD is unable to determine the likely outcome at this time.

                               F17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Position
--------------------   -------          ------------------
Joseph M. Guido          71             Chairman of the Board
Sam DiGiralomo           62             President, CEO, Director
Barton C. Theile         59             Executive Vice President,
                                        COO, Director
Craig Stratton           54             CFO, Secretary,
                                        Treasurer, Director
Joseph Buckelew          76             Director
Alan Meyer               61             Director
Charles F. Starkey       70             Director

None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2005 with the reporting requirements of
Section 16(a) of the  Securities Exchange Acts of 1934.


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

JOSEPH BUCKELEW, became a director on July 6, 2005. Mr. Buckelew is presently the President of Commerce Bank/Shore Division and Vice Chairman of Commerce insurance Services. He is also currently Vice Chairman of the New Jersey Sports and Exposition Authority. Mr. Buckelew is presently on the Board of Directors of Commerce Bank/Shore, N.A. and a former Vice Chairman of the Board of Directors of Jersey Shore Savings & Loan Association. He is the former Chairman of the Ocean County Board of Elections and of the Ocean County Pollution Control Financing Authority. He is also Chairman of the Ocean County College Foundation and a Member of the Committee and Vice Chairman of the Kimball Medical Center Foundation, Inc. Mr. Buckelew served as Chairman of the New Jersey highway Authority for seven years. He is also on the Board of Trustees of Saint Barnabas Health Care System.

ALAN MEYER, became a director on July 6, 2005. Mr. Meyer is a certified public accountant, and has for the past five years, been a principal in the firm of Hutchins Farrell, Meyer & Allison PA, Certified Public Accountants.

CHARLES F. STARKEY, became a director on July 6, 2005. Mr. Starkey is a partner in the law firm of Starkey, Kelly, Bauer & Kenneally. In 1961 he received his J.D. degree from Seton Hall University, and was an assistant prosecutor of Ocean County from 1964 to 1967. He served as a Commissioner, New Jersey Highway Authority from 1976 to 1986. He also served as Special Counsel for the Township of Lakewood and as Township Attorney for Brick Township.

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




ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION


                     Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----   ---------   ---------   ---------   ------   --------
J.           2005  339,233    44,153   88,200(2)
Guido,       2004  329,811             81,600(1)
Chairman     2003  311,818             81,600(1)
of the
Board

Sam          2005  228,677    44,153  566,281(3)
DiGiralomo,  2004  216,000            526,957(4)
President,   2003  208,000            413,864(3)
CEO

B. Theile,   2005  227,674    44,153   23,023(7)
COO,         2004  213,948             23,013(6)
Exec. VP     2003  206,316              9,271(5)

Craig
Stratton,    2005  169,262              7,500(8)
CFO,         2004  148,077              7,800(8)
Secretary,   2003  129,039              7,800(8)
Treasurer


(1)  Rental income from leasing of Forked River corporate office
(2) Rental income from leasing of Forked River corporate office ($81,600), and car allowance for use of personal vehicle ($6,600)
(3)  Royalties paid in connection with site licensing agreements
(4) Royalties paid in connection with site licensing agreements ($454,607), and reimbursement of income taxes due IRS in connection with insurance settlement ($72,350).
(5) Car allowance for use of personal auto ($7,800) and commission paid for management services to GTD Logistics, Inc. ($1,471)
(6) Car allowance for use of personal auto ($7,800) and commission paid for management services to GTD Logistics, Inc. ($15,213)
(7) Car allowance for use of personal auto ($7,500) and commission paid for management services to GTD Logistics, Inc. ($15,523)
(8)  Car allowance for use of personal auto


On June 6, 2005, the Company entered into individual employment agreements with each of the Executives. The employment agreements are effective as of April 5, 2005, and expire on December 31, 2009, but may be extended if agreed to in writing by the parties. The following is a summary of the terms of these agreements:


                          Annual
Name/Position             Salary              Bonus

Joseph M. Guido,
Chairman of
The Board                 $370,000       3% of fiscal year
                                         increase in net profits
Sam DiGiralomo,
President/Chief
Executive Officer          $250,000      3% of fiscal year
                                         increase in net profits
Barton M. Theile,
Executive Vice President/
Chief Operating Officer    $250,000      3% of fiscal year
                                         increase in net profits
Craig D. Stratton,
Chief  Financial  Officer  $185,000      At the discretion of
                                         the Board of Directors


Under the terms of their respective employment agreements, each individual has agreed to work full time. The agreements also provide for health and life insurance benefits, participation in the Company's 401(k) plan, disability benefits, expense reimbursements, indemnification from civil or criminal actions arising out of the Executive's employment, financial and tax advice, tax "gross-up" provisions, severance pay, and payments in the event of a change of control.

ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 20, 2005 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:

                                            No. of Shares
 Title   Name and Address                        and         Percent
  of     of Beneficial Owner                  Nature of        of
 Class                                        Beneficial     Class(1)
                                              Ownership

Common   Joseph M. Guido                      19,010,000(2)  58.47%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Sam DiGiralomo                           3,850,000  11.84%
         7 Doig Road, Suite 3
         Wayne, NJ   07470

Common   Barton C. Theile                           500,000   1.54%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Craig D. Stratton                          200,000   0.61%
         4 Lakeside Drive South
         Forked River, NJ   08731

All Officers and Directors as a Group            24,050,000  72.46%

__________________
(1)    Based  upon 32,509,872 shares outstanding as of   December  28,
2005.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 760,000 shares owned by Teresa Guido, wife of Joseph Guido.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's $2,000,000 line of credit, which expires January 31, 2006, is personally guaranteed by Joseph M. Guido, Chairman of the Board of the Company, and Teresa Guido, his wife.

     The Company leased real estate in one location from Joseph M. Guido during Fiscal 2005. Rent expense under this lease totaled $81,600 for the year ended September 30, 2005. The Company believes that this lease is commensurate with the terms which could be obtained from an unaffiliated third party.

     Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. Similar royalty agreements have since been executed and are active which encompass its Minneapolis, San Francisco, Indianapolis, Philadelphia, Boston, Dallas, Atlanta, Raleigh, Detroit and Nashville licensee locations. Royalty payments to Mr. DiGiralomo for the year ended September 30, 2005 totaled $566,281.

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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Our independent auditing firm during the fiscal years ended September 30, 2005 and September 30, 2004 was Cowan, Gunteski and Co., who have audited our financial statements since fiscal 1999. All audit and permissible non-audit services provided by Cown, Gunteski and Co. are pre-approved by the Allstates Board of Directors, as the Company is not required to have an audit committee at the present time. The fees of Cowan, Gunteski and Co. billed to the Company for each of the last two fiscal years for audit services and other services are shown below:

Audit fees. Cowan, Gunteski and Co. billed us an aggregate of $80,167 and $102,824 during fiscal 2005 and 2004 for professional services rendered for the audit of the Company's financial statements and the review of the interim financial statements included in the Company's quarterly reports.

Audit-related fees. During the fiscal years ended September 30, 2005 and 2004, Cowan, Gunteski and Co. did not provide or bill for any audit-related services that were not covered under audit fees.

Tax fees. The aggregate fees billed during fiscal 2005 and 2004 for tax services rendered by Cowan, Gunteski and Co. were $24,723 and $24,599, respectively.

All other fees. During the fiscal years ended September 30, 2005 and 2004, Cowan, Gunteski and Co. did not provide or bill for other services that were not included above.


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

DATED:  December 29, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:  /s/ Joseph M. Guido   Chairman of the Board of   December 29, 2005
                           Directors


By:  /s/ Sam DiGiralomo    President, CEO and         December 29, 2005
                           Director


By: /s/ Barton C. Theile   Executive Vice President,  December 29, 2005
                           COO and Director

By: /s/ Craig D. Stratton  Secretary, Treasurer,      December 29, 2005
                           Chief Financial Officer
                           (Principal Financial
                           Officer and Principal
                           Accounting Officer) and
                           Director