Form 10-Q
period 2005-12-31
ALLSTATES WORLDCARGO INC
filed 2006-02-14
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                          FORM 10-Q

 (Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of February 14, 2006.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                            INDEX

PART 1.           FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

        Financial Statements with Supplemental Information
        For the Period Ending December 31, 2005 and 2004

      Financial Statements:

         Condensed Consolidated Balance Sheet                   3

         Condensed Consolidated Statement of Operations         4

         Condensed Consolidated Statements of Stockholders'
           Equity                                               5

         Condensed Consolidated Statement of Cash Flows         6

      Notes to the Financial Statements                         7


      ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS        8

      ITEM 3.       CONTROLS AND PROCEDURES                    12

PART II.            OTHER INFORMATION                          12

       ITEM 1.  LEGAL PROCEEDINGS                              12

       ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS      20

       ITEM 3   DEFAULTS ON SENIOR SECURITIES                  20

       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                               20

       ITEM 5   OTHER INFORMATION                              20

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K               20

                SIGNATURES                                     21

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                              December 31,     September
                                                  30,
                                  2005           2005
                               (Unaudited)         *
                              ----------     ----------
  Current Assets
    Cash                     $   854,317      $ 180,317
    Accounts receivable
                              10,062,949     10,681,589
    Prepaid expenses and
    other current assets         215,061        317,991

    Deferred tax asset -
    current                      184,982        184,982
                              ----------     ----------
  Total current assets        11,317,309     11,364,879

  Property, plant and
  equipment                    1,858,017      1,598,231
  Less:  Accumulated
  depreciation                 1,034,885        999,189
                              ----------     ----------
  Net property, plant and
  equipment                      823,132        599,042

  Goodwill, including
  acquisition cost, net          535,108        535,108
  Other assets
                                 175,447        199,773
                              ----------     ----------
  Total assets               $12,850,996    $12,698,802
                              ==========     ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $7,244,793      $6,420,955
    Accrued expenses          1,061,220       1,767,391
    Short-term bank
    borrowings                1,399,500       1,599,500
    Notes/leases payable -
    current portion              88,649          49,888
                              ----------     ----------
  Total current liabilities   9,794,162       9,837,734

  Deferred tax liability -
  non current                   102,368         102,368
  Long term portion of
  notes/leases payable        2,457,397       2,385,015

    Stockholders' equity
    Common stock                  3,251           3,251
    Retained earnings           493,818         370,434
                              ----------     ----------
  Total stockholders'
  equity                        497,069         373,685

  Total liabilities and
  stockholders' equity       $12,850,996    $12,698,802
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                              Three Months Ended December
                                          31,
                                  2005           2004
                              ----------     ----------
  Revenues                   $19,491,819    $16,452,754
  Cost of transportation      14,308,707     11,721,572
                              ----------     ----------
  Gross profit                 5,183,112      4,731,182

  Selling, general and
  administrative expenses      4,978,493      4,575,609
                              ----------     ----------
  Income from operations         204,619        155,573

  Other income (expense):
     Interest, net               (70,042)       (56,022)
     Other income                 98,223
                              ----------     ----------
  Income before income tax
  provision                      232,800         99,551

  Provision for income taxes     109,416         35,000

  Net income                   $ 123,384       $ 64,551
                              ==========     ==========
  Weighted average common
  shares - basic              32,509,872     32,509,872
  Net income per common
  share - basic               $      .00     $      .00

  Weighted average common
  shares - diluted            32,509,872     32,509,872
  Net income per common
  share - diluted             $      .00     $      .00

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)

                           Common Stock
                                                           Total
                        Number      Par     Retained    Stockholder's
                          of       Value    Earnings       Equity
                        Shares
 Balance at
 September 30, 2005  32,509,872  $ 3,251   $ 370,434      $373,685

 Consolidated net
 profit for the
 three months ended                          123,384       123,384
 December 31, 2005   ----------   -------   --------      ---------

 Balance at December
 December 31, 2005   32,509,872  $ 3,251   $ 493,818      $497,069

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                       Three Months Ended
                                          December 31,
                                         2005       2004
  Cash flows from operating
  activities:
  Net income                          $123,384     $ 64,551
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                      35,695      32,655
      Provision for doubtful
       accounts                         75,149      47,643
      (Increase) decrease in assets:
          Accounts receivable          543,492    (794,361)
          Prepaid expenses and other
           assets                      107,669     (47,406)
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses            117,667     704,964
                                      --------    --------
  Net cash provided by
  operating activities               1,003,056       8,046

  Cash flows from investing
  activities:
     Purchase of equipment            (259,786)     (5,907)
     Collection of principal on loan
      to licensee                       19,586
                                      --------    --------
  Net cash used for investing
  activities                          (240,200)    ( 5,907)

  Cash flows from financing
  activities:
    Borrowings under capital leases    120,067
     Repayments under capital leases    (8,923)
    Repayments under short term bank
     borrowing                        (200,000)         0
                                      --------    --------
  Net cash used for financing
  activities                           (88,856)         0

  Net decrease in cash and cash
  equivalents                          674,000       2,139
  Cash and cash equivalents,
  beginning of year                    180,317     114,363
                                      --------    --------
  Cash and cash equivalents,
    end of period                     $854,317    $116,502
                                      ========    ========





         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2005

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2004 Form 10-K filing dated December 29, 2005 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2005 and September 30, 2005 and the results of operations for the three months ended December 31, 2005 and 2004, respectively.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2005 and 2004, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 21 offices throughout the United States, including the corporate headquarters and employs 104 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 21 domestic locations, 14 are licensee operations, while 7 are company owned and staffed operations.



Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                             Three months ended December 31,
                                   2005           2004
                                 --------       ---------
Revenues                            100.0%        100.0%
Cost  of transportation              73.4          71.2
                                 --------       ---------
Gross    profit                      26.6          28.8

Operating expenses:
  Personnel    costs                  9.3          10.1
  License commissions and royalties  10.4          11.3
  Other selling, general
     and administrative expenses      5.9           6.5
                                 --------       ---------
Total operating expenses             25.6          27.9

Operating income                      1.0           0.9
Net interest expense                 (0.3)         (0.3)
Other income                          0.5            -
Net income before tax provision       1.2           0.6

Tax provision                         0.6           0.2
                                 --------       ---------
Net income                           0.6%           0.4%

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended December 31, 2005 increased by $3.0 million, or 18.5%, to $19,492,000, over the quarter ended December 31, 2004, reflecting a higher volume of shipments and total weight of cargo shipped. Domestic revenues increased by approximately $2.0 million or 15.0%, to $15,771,000 during the three-month period ended December 31, 2005 in comparison to the same period in the previous year. The net growth in domestic revenues can be traced to two customers that accounted for approximately $2.3 million in incremental sales in comparison to the previous year fiscal period. International revenues increased by approximately $1.0 million or 35.8%, to $3,721,000, reflecting volume increases at certain existing stations.


Gross Profit

     Gross  profit  represents the  difference  between  net
revenues  and  the  cost of sales.  The  cost  of  sales  is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of sales as a percentage of revenues increased by 2.2%, to 73.4%, for the three months ended December 31, 2005, in comparison to the same period in the previous year. This higher cost of sales percentage can be attributed to a combination of factors, including the effect of increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the continued growth of significant lower margin business that the Company first attained during fiscal 2004. In absolute terms, the cost of sales increased by approximately $2.6 million or 22.1%, to $14,309,000 during the three months ended December 31, 2005 versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 26.6% during the quarter ended December 31, 2005 from 28.8% in the same quarter of the previous fiscal year. Gross profit increased by approximately $452,000 to $5,183,000 for the three months ended December 31, 2005 versus the same three months of the prior year.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 2.3% for the three months ended December 31, 2005 in comparison to the three months ended December 31, 2004, reflecting the growth rate in sales in relation to fixed operating expenses. In absolute terms, operating expenses increased by approximately $403,000 or 8.8% during the three-month period ended December 31, 2005 as compared to the same period in the prior fiscal year. The comparative increase in SG&A expenses primarily reflect a combination of higher personnel costs and higher license commission and royalty expense.

     Personnel expenses increased for the fiscal year ended September 30, 2005 by approximately $152,000 over the fiscal year ended September 30, 2004, driven in part by an increase in headcount of operations and corporate personnel, necessary to sustain the growth in business volume. Corporate salary expense was also higher as a result of new employment agreements that were ratified during the third quarter of fiscal 2005. In addition, the executive bonus accrual increased by $53,000 over the amount accrued in the comparative period of fiscal 2005.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $170,000 for the three-month period ended December 31, 2005 in comparison to the same period in the previous year, reflected by higher gross profits at some existing licensee operations.

     Expenses related to business travel and entertainment increased by approximately $43,000 during the quarter ended December 31, 2005 in comparison to the same period of the prior year, reflecting the overall increase in business volume. The initial fees paid to the Company's three newly appointed Directors amounted to approximately $37,000, which included compensation for the fourth quarter of fiscal 2005. Legal fees, which had increased significantly during the prior year fiscal quarter ended December 31, 2004 as a result of Allstates defense and settlement effort related to an action commenced by a majority shareholder against the Company, decreased during the three months ended December 31, 2005 in comparison to that period by approximately $74,000.

     SG&A  expenses  presented for the  three  months  ended
December 31, 2005 and 2004 are inclusive of expenditures  to
related    parties   totaling   $505,395    and    $483,906,
respectively.

Income From Operations

     Operating income increased during the three months ended December 31, 2005 by approximately $49,000, to $205,000, compared to the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period ended December 31, 2004, the operating margin for the three month period ended December 31, 2005 increased by 0.1%, to 1.0% of sales.

Net Interest Expense

     Net interest expense increased by approximately $14,000 for the three months ended December 31, 2005 as compared to the same period in the previous year, reflecting higher interest rates on higher average outstanding borrowings.

Other income

     Other income represents funds received during the period from the final distribution settlement of the Q
Logistics Chapter 11 filing from February 2001.

Net Income

     Income before income taxes increased to $233,000 during the quarter ended December 31, 2005, versus $100,000 during the same period in the prior year. The Company recorded a tax provision of approximately $109,000 for the quarter ended December 31, 2005 as compared to a tax provision of $35,000 for quarter ended December 31, 2004. Net income after tax amounted to approximately $123,000 or 0.6% of revenues during the first quarter of Fiscal 2006 versus net income of approximately $65,000 or 0.4% of revenues in the first quarter of Fiscal 2005.


Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $1,003,000 for the three months ended December 31, 2005, compared to cash provided by operations of approximately $8,000 for the three months ended December 31, 2004. For the three months ended December 31, 2005, cash was primarily provided by a decrease in accounts receivable as well as the net income of the company. For the three months ended December 31, 2004, cash was provided by the net income of the company, offset by the net effect of increases in accounts receivable and accounts payable that reflect the growth in sales volume during the period as compared to the same period of the previous year.

     At December 31, 2005, the Company had cash of $854,000 and net working capital of $1,523,000, compared with cash of $117,000 and net working capital of $1,176,000 respectively, at December 31, 2004. The change in working capital at December 31, 2005 over December 31, 2004 is primarily attributable to the Company's net income during the preceding twelve months, offset by a combination of the long term portion of a loan made to a licensee during the second quarter of fiscal 2005, as well as expenditures made toward the purchase of a new computer system.

     During March 2005, Allstates extended a $250,000 loan to a licensee to finance their expansion effort. The loan is being paid back with weekly payments over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. Allstates collected $19,586 of principal on the loan during the quarter ended December 31, 2005.

     The Company's investing activities during the three months ended December 31, 2005 were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware for the new computer system. For the three months ended December 31, 2005, capital expenditures amounted to approximately $260,000, of which approximately $120,000 is financed by a three year leasing arrangement, while capital expenditures amounted to approximately $6,000 for the three months ended
December 31, 2004.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $2,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires January 31, 2007, interest on outstanding borrowings accrues at the Wall Street Journal's prime rate of interest (7.25% at December 31, 2005). The interest rate is predicated on the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. If such average compensating balances are not maintained, the interest rate will increase by 1% over the rate currently accruing. Outstanding borrowings on the line of credit totaled $1,400,000 and $1,100,000 at December 31, 2005 and 2004,
respectively.


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

Also pursuant to the terms of the settlement, on June 6, 2005 the Company and Allstates Air Cargo, Inc., its wholly owned subsidiary, (together, the Employer) entered into individual employment agreements with each of Messrs. DiGiralomo (as President and Chief Executive Officer), Guido (as Chairman), Theile (as Executive Vice President and Chief Operating Officer) and Stratton (as Chief Financial Officer). Messrs. DiGiralomo, Guido, Theile and Stratton are collectively referred to herein as Executives. Each of the employment agreements is effective as of April 5, 2005, and expires on December 31, 2009, but may be extended if agreed to in writing by the parties. Per each of the employment agreements, Mr. DiGiralomo's annual salary shall be $250,000; Mr. Guido's annual salary shall be $370,000; Mr. Theile's annual salary shall be $250,000; and Mr. Stratton's annual salary shall be $185,000. Each of these salaries is subject to an annual increase at the discretion of the Company's Board of Directors. Additionally, each of Messrs. DiGiralomo, Guido and Theile shall receive an annual bonus payment equal to 3% of the increase of the net profits of the Employer from the fiscal year end 2003 to the fiscal year end 2004. Each of Messrs. DiGiralomo, Guido, Theile and Stratton remains eligible to participate in the Employer's stock option plan, 401(k) retirement plan and insurance plans.

Excluding the above-described salary and bonus information, the material terms of each of the Executives' employment agreements are substantially the same. In the event any Executive dies during the term of his respective employment agreement, then for the longer of the remaining term of the employment agreement or three years, the Employer shall continue to pay the Executive's then current base salary to the Executive's designated beneficiary or estate and will also pay for insurance for any Executive's surviving immediate family. If, within twenty-four months following a "Change of Control" of the Employer, as defined in each of the employment agreements, the Executive voluntarily resigns or retires, the Employer shall pay to the Executive all compensation and benefits due to him up to the date of his termination, including, but not limited to, base salary and any expense reimbursement, and within one month of termination, a lump-sum payment equal to 299% of the Executive's then current base salary, bonus for the fiscal year end 2004, and of the amount reimbursed to the Executive for business-related expenses for the calendar year preceding the termination. Additionally, any options and/or restricted stock granted to the Executive shall become fully vested and registered as of the date of the termination. The Executive shall have the right to exercise all of his options for a period of five years from the date of the termination. Additionally, all then-existing life and health insurance benefits shall continue for the Executive and his immediate family for a period of five years from the date of termination. In the event of a "For Cause" termination, as defined in each of the employment agreements, the Employer shall pay to the Executive all compensation and benefits due to him up to the date of his termination, including but not limited to base salary and expense reimbursement. At any time after 180 days have elapsed from the date of his respective employment agreement, each Executive shall have the right to terminate his employment agreement on 90 days written notice to the Employer. In the event of such termination, the Executive shall be entitled to such compensation that is equal to the "For Cause" termination compensation described above. A termination that is neither a Change of Control termination, a For Cause termination, is due to the Executive's death, nor a termination by the Executive as provided above, is a "Without Cause" Termination. In the event of a Without Cause termination, the Executive shall be entitled to such compensation that is equal to the Change of Control termination compensation described above. Finally, if the Employer breaches any material term of each respective employment agreement or reduces the Executive's respective title or responsibilities, the Executive may, at his option, elect to leave the Employer, in which case he shall be entitled to all of the Change of Control termination compensation described above, except that the lump sum payment to be paid to the Executive would be limited to 100% of the Executive's base salary and bonus (if applicable).

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

On November 7, 2005, the Court entered a Consent Order pursuant to which Mr. and Mrs. Guido waived their right to pursue reimbursement from the defendants of any and all counsel fees paid or incurred in connection with the matter.

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

The parties have reached a settlement of the action, pursuant to which GTD will pay the sum of ten thousand dollars ($10,000) in full and complete settlement of all claims. Lightning Freight, Inc. has agreed to pay the sum of ten thousand dollars ($10,000) in full and complete settlement of all claims against it, as well. The settlement is conditioned upon the Court's granting the parties' Application for Determination of Good Faith Settlement Pursuant California Code of Civil Procedure, which would bar any other joint tortfeasor (wrong-doer) or co-obligor from any further claims against GTD and/or Lightning Freight arising out of the transaction.


Jeffrey  H. Mims, Chapter 7 Trustee v. Allstates WorldCargo,
Inc.

The Company is presently the defendant in an Adversary Proceeding against Allstates WorldCargo, Inc. in the bankruptcy case of Mosaic Group US., Inc. The lawsuit is for the recovery of an alleged preferential transfer under 11 U.S.C. Sec. 547 in the sum of approximately $191,000, and a post-petition transfer under 11 U.S.C. Sec 549, in the sum of approximately $18,000. The matter is still in its initial stages.

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

The action is in its initial discovery stage.


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

 ALLSTATES WORLDCARGO, INC.

 BY:  /s/ SAM DIGIRALOMO          DATED:    February 14, 2006
      Sam DiGiralomo,
      President and CEO


 BY: /s/ Craig D. Stratton        DATED:    February 14, 2006
     Craig D. Stratton, CFO,
     Secretary,
     Treasurer and
     Principal Financial Officer