Form 10-Q
period 2006-03-31
ALLSTATES WORLDCARGO INC
filed 2006-05-15
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                          FORM 10-Q

 (Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of May 15, 2006.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                            INDEX

PART 1.           FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

        Financial Statements with Supplemental Information
        For the Period Ending March 31, 2006 and 2005

      Financial Statements:

         Condensed Consolidated Balance Sheet                 3

         Condensed Consolidated Statement of Operations       4

         Condensed Consolidated Statements of Stockholders'
            Equity                                            5

         Condensed Consolidated Statement of Cash Flows       6

      Notes to the Financial Statements                       7


  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS          8

  ITEM 3.       CONTROLS AND PROCEDURES                       13

PART II.   OTHER INFORMATION                                  13

  ITEM 1.  LEGAL PROCEEDINGS                                  13

  ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS          18

  ITEM 3   DEFAULTS ON SENIOR SECURITIES                      18

  ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                            18

  ITEM 5   OTHER INFORMATION                                  18

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                   18

           SIGNATURES                                         19

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                March 31,      September 30,
                                  2006            2005
                               (Unaudited)          *
                               ----------       ----------
  Current Assets
    Cash                      $   134,553      $   180,317
    Accounts receivable        10,992,864       10,681,589
    Prepaid expenses and
     other current assets         314,709          317,991
    Deferred tax asset -
     current                      184,982          184,982
                               ----------       ----------
  Total current assets         11,627,108       11,364,879

  Property, plant and
   equipment                    1,917,308        1,598,231
  Less:  Accumulated
   depreciation                 1,077,642          999,189
                               ----------       ----------
  Net property, plant and
   equipment                      839,666          599,042

  Goodwill, including
   acquisition cost, net          535,108          535,108
  Other assets                    160,998          199,773
                               ----------       ----------
  Total assets                $13,162,880      $12,698,802
                               ==========       ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

    Accounts payable          $ 6,844,242      $ 6,420,955
    Accrued expenses            1,242,653        1,767,391
    Short-term bank
     borrowings                 2,011,360        1,599,500
    Notes/leases payable
     current portion               90,581           49,888
                               ----------       ----------
  Total current liabilities    10,188,836        9,837,734

  Deferred tax liability -
   non current                    102,368          102,368
  Long term portion of
   notes/leases payable         2,440,259        2,385,015

    Stockholders' equity
    Common stock                    3,251            3,251
    Retained earnings             428,166          370,434
                               ----------       ----------
  Total stockholders' equity      431,417          373,685

  Total liabilities and
   stockholders' equity       $13,162,880      $12,698,802
                               ==========       ==========


 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                             Three Months Ended         Six Months Ended
                                 March 31,                 March 31,
                            2006         2005          2006         2005

Revenue                   $16,902,604  $15,386,968  $36,394,423  $31,839,722

Cost of transportation     12,092,054   10,520,256   26,400,760   22,241,828
                           ----------   ----------   ----------   ----------
Net revenue                 4,810,550    4,866,712    9,993,663    9,597,894

Selling, general and
 administrative expenses    4,860,043    4,558,275    9,838,536    9,133,884
                           ----------   ----------   ----------   ----------
Income/(loss) from
 operations                   (49,493)     308,437      155,127      464,010

Other income (expense):
   Interest, net              (74,379)     (58,389)    (144,422)    (114,411)
   Gain/(loss) on sale of
    assets
   Other income/(expense)                                98,223
                           ----------   ----------   ----------   ----------
Income/(loss) before
 income tax provision        (123,872)     250,048      108,928      349,599

Provision for income
 taxes                        (58,220)     127,659       51,196      162,659
                           ----------   ----------   ----------   ----------
Net income/(loss)             (65,652)     122,389       57,732      186,940
                           ==========   ==========   ==========   ==========
Weighted average common
 shares - basic            32,509,872   32,509,872   32,509,872   32,509,872

Net income per common
share - basic                $    .00     $    .00     $    .00     $    .00

Weighted average common
shares - diluted           32,509,872   32,509,872   32,509,872   32,509,872

Net income per common
share - diluted               $    .00     $    .00     $    .00     $    .00


The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)

                       Common Stock
                  ----------------------
                                                           Total
                        Number      Par     Retained    Stockholder's
                          of       Value    Earning        Equity
                        Shares
                     ----------   -------   --------      ---------
 Balance at
 September 30, 2005  32,509,872  $ 3,251   $ 370,434      $373,685

 Consolidated net
 profit for the
 six months ended                             57,732        57,732
 March 31, 2006      ----------   -------   --------      ---------

 Balance at
 March 31, 2006      32,509,872  $ 3,251   $ 428,166      $431,417
                     ==========   =======   ========      =========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                            Six Months Ended
                                                March 31,
                                             2006       2005
                                       -----------  -----------
  Cash flows from operating
   activities:
  Net income                          $     57,732   $  186,940
  Adjustments to reconcile net
   income to net cash used for/
    provided by operating activities:
      Depreciation                          78,452       65,502
      Provision for doubtful
       accounts                            145,203       67,429
      Deferred income taxes                             161,000
      (Increase) decrease in assets:
          Accounts receivable             (456,477)     275,762
          Prepaid expenses and other
           assets                           14,558     (122,523)
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses               (101,448)    (148,047)
                                       -----------  -----------
  Net cash (used for) / provided by
   operating activities                   (261,980)     486,063

  Cash flows from investing
  activities:
     Purchase of equipment                (319,077)     (11,089)
     Loan to licensee                                  (250,000)
     Collection of loan principal           37,881        2,945
     Deposits                              (10,385)         144
                                       -----------  -----------
  Net cash used for investing
   activities                             (291,581)    (258,000)

  Cash flows from financing
   activities:
     Repayments under capital leases       (24,130)
     Borrowing under capital leases        120,067
     Repayments under short-term
      bank borrowings                     (200,000)    (800,000)
     Borrowing under short-term bank
      borrowings                           611,860      700,000
                                       -----------  -----------
  Net cash provided by/(used for)
   financing activities                    507,797     (100,000)

  Net increase (decrease) in cash          (45,764)     128,063
  Cash at beginning of year                180,317      114,363
                                       -----------  -----------
  Cash, end of period                  $   134,553   $  242,426
                                       ===========  ===========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2006

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2005 Form 10-K filing dated December 29, 2005 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2006 and September 30, 2005 and the results of operations for the six months ended March 31, 2006 and 2005, respectively.

2. Net income per common share appearing in the statements of operations for the six months ended March 31, 2006 and 2005, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 22 offices throughout the United States, including corporate facilities, and as of March 31, 2006 employed 94 people full time and 14 people part time.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 22 offices, 15 are licensee operations, while 7 are company owned and staffed operations.


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                 Three months ended           Six months ended
                                    March 31,                    March 31,
                                 2006         2005             2006       2005
Revenues                        100.0%         100.0%          100.0%     100.0%
Cost of transportation           71.5           68.4            72.5       69.9
                                -----          -----           -----      -----
Gross profit                     28.5           31.6            27.5       30.1

Operating expenses:
  Personnel costs                11.4           10.9            10.3       10.5
  License commissions
    and royalties                10.6           12.4            10.5       11.9
  Other selling, general and
   administrative expenses        6.8            6.3             6.3        6.2
                                -----          -----           -----      -----
Total operating expenses         28.8           29.6            27.1       28.6

Operating income                 (0.3)           2.0             0.4        1.5
Interest expense, net            (0.4)          (0.4)           (0.4)      (0.4)
Other expense                    (0.0)          (0.0)            0.3       (0.0)
                                -----          -----           -----      -----
Net income before
  tax provision                  (0.7)           1.6             0.3        1.1

Tax provision                     0.3           (0.8)           (0.1)      (0.5)
                                -----          -----           -----      -----
Net income                       (0.4)%          0.8%            0.2%       0.6%
                                =====          =====           =====      =====

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended March 31, 2006 increased by approximately $1.5 million, or 9.9%, to $16,903,000, over the quarter ended March 31, 2005, reflecting a higher volume of shipments and total weight of cargo shipped. Sales for the six month period ended March 31, 2006 increased by approximately $4.6 million, or 14.3%, to $36,394,000 compared to the six month period ended March 31, 2005, for the same reasons. The revenue increase for the three and six month comparative periods reflect incremental growth at our existing operating stations. Although no single customer accounted for 10 % of revenues for either period, the increase in sales is significantly driven by two customers that accounted for approximately $1.2 million and $3.5 million in incremental sales during the three and six month comparative periods.

     Domestic revenues increased by approximately $1.3 million or 11.0%, to $13,283,000 during the three-month period ended March 31, 2006 in comparison to the same period in the previous year, reflecting higher shipping volume for the reasons mentioned above. During the six months ended March 31, 2006, domestic revenues increased by approximately $3.4 million or 13.1%, to $29,054,000 compared to the same period in the prior year. International revenues increased by approximately $200,000 or 5.8%, to $3,619,000, during the three months ended March 31, 2006 in comparison to the prior year period. During the six months ended March 31, 2006, international sales increased comparatively by approximately $1,180,000 or 19.2%.


Net Revenues

     Net revenues represents the difference between gross sales and the cost of transportation. The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of transportation as a percentage of revenues increased by 3.2%, to 71.5%, for the three months ended March 31, 2006, and increased by 2.7%, to 72.5% for the six months then ended, in comparison to the same period in the previous year. This higher cost of transportation percentage is primarily due to the continued growth of significant lower margin business that the Company first attained during fiscal 2004. The increases in fuel costs as they affect carrier rates and an increase in deferred shipments versus priority are additional factors that affect the cost of transportation. In absolute terms, the cost of transportation increased by approximately $1.6 million or 14.9%, to $12,092,000 during the three months ended March 31, 2006 over the previous year period. During the six months ended March 31, 2006, cost of transportation increased by approximately $4.2 million or 18.7% versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 28.5% during the quarter ended March 31, 2006 from 31.6% in the same quarter of the previous fiscal year, and decreased for the six month comparative period then ended to 27.5% from 30.1% in the prior year period. Net revenue decreased by approximately ($56,000) to $4,811,000 for the three months ended March 31, 2006 versus the same three months of the prior year, and increased by approximately $396,000 for the six month comparative period then ended.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses decreased by 0.8% for the three months ended March 31, 2006, to 28.8%, in comparison to the three months ended March 31, 2005, primarily due to the lower rate of licensee commissions in relation to sales, as well as the reduction in legal fees. The overall decrease was offset by personnel costs which increased as a percentage of sales during the period. During the six months ended March 31, 2006, operating expenses decreased by 1.7% in comparison to the same period of the previous year, to 27.0% of sales, for the same reason. In absolute terms, operating expenses increased by approximately $302,000 or 6.6% during the three-month period ended March 31, 2006 as compared to the same period in the prior fiscal year. Operating expenses increased by approximately $705,000, or 7.7% during the six months ended March 31, 2006 over the prior year period. The increases in SG&A expenses for the three and six month comparative periods were primarily driven by higher personnel costs.

     Personnel expenses increased for the three and six month periods ended March 31, 2006 by approximately $261,000 and $413,000, respectively, over the previous year comparative periods. The higher costs were driven in part by an increase in headcount of operations and corporate personnel, necessary to sustain the growth in business volume. Corporate salary expense was also higher as a result of new employment agreements that were ratified during the third quarter of fiscal 2005. In addition, pursuant to the new employment agreements, the executive bonus accrual increased by $50,000 and $103,000 respectively, for the three and six month periods over the amount accrued in the comparative periods of fiscal 2005.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements decreased by approximately $113,000 for the three-month period ended March 31, 2006 in comparison to the same period in the previous year, and increased for the six months then ended over the previous year period by approximately $58,000. The variances in licensee commissions and royalties during the three and six month comparative periods are reflective of variances in net revenues at our licensee operations during the respective periods.

     Legal fees, which had increased significantly during the three and six months ended March 31, 2005, as a result of Allstates defense and settlement effort related to an action commenced by a majority shareholder against the Company, decreased during the three and six months ended March 31, 2006 in comparison to that period by approximately $104,000 and $178,000 respectively.

     Expenses related to business travel and entertainment increased by approximately $46,000 during the quarter ended March 31, 2006 and by approximately $90,000 during the six months then ended, in comparison to the same period of the prior year, reflecting the overall increase in business volume. Fees accrued on behalf of the Company's three newly appointed Directors amounted to approximately $19,000 for the three months ended March 31, 2006,and amounted to $56,000 for the six months then ended, which included compensation for the fourth quarter of fiscal 2005.

     Bad debt expense increased for the three months ended March 31, 2006 by approximately $50,000, and increased by approximately $78,000 for the six months then ended. The comparative increase in expense is due to a combination of higher sales in fiscal 2006 versus 2005 and a downward adjustment made during the second quarter of fiscal 2005 which had reduced the expense during that period. MIS fees increased by approximately $35,000 and $57,000 respectively for the three and six months ended March 31, 2006 in comparison to the prior year periods, reflecting the use of two computer systems during the transition from our older system to the new system. Such costs include fees for training and system enhancement on the new Air-Trak computer system in addition to costs associated with the upkeep of our current system.

     SG&A expenses presented for the three months ended March 31, 2006 and 2005 are inclusive of expenditures to related parties totaling $520,809 and $412,112, respectively. SG&A expenses presented for the six months ended March 31, 2006 and 2005 are inclusive of expenditures to related parties totaling $1,026,204 and $784,685, respectively.

Income/Loss  from Operations

     Operating income decreased during the three months ended March 31, 2006 by approximately $358,000, to an operating loss of ($49,000), compared to the same three month period in the previous year, for the reasons indicated above. During the six month period ended March 31, 2006, operating income decreased by approximately $309,000, to $155,000 compared to the same six month period in the prior year. The operating margin decreased for the three months ended March 31, 2006 by 2.3%, to (0.3%) of sales compared to the prior fiscal year period. In comparison to the respective period ended March 31, 2005, the operating margin for the six month period ended March 31, 2006 decreased by 1.1%, to 0.4% of sales.


Interest Expense, net

      Interest expense increased for the three and six months ended March 31, 2006 by approximately $16,000 and $30,000 respectively, as compared to the same periods in the previous year, reflecting higher interest rates on higher average borrowing levels.


Other income

     Other income represents funds received during the period from the final distribution settlement of the Q
Logistics Chapter 11 filing from February 2001.

Net Income/(Loss)

     Income before income taxes decreased to a loss of approximately ($124,000) during the quarter ended March 31, 2006, versus net income of approximately $250,000 during the same period in the prior year. The Company recorded a tax benefit of $58,000 for the quarter ended March 31, 2006 as compared to a tax provision of $128,000 for quarter ended March 31 31, 2005. The net loss after tax amounted to approximately ($66,000) or (0.4%) of revenues during the second quarter of Fiscal 2006 versus net income of $122,000) or 0.8% of revenues in the second quarter of Fiscal 2005.

     Income before income taxes decreased to $109,000 during the six months ended March 31, 2006, from $350,000 during the same period in the prior year. The Company recorded a tax provision of $51,000 for the six months ended March 31, 2006 as compared to a tax provision of $163,000 for six months ended March 31 2005. Net income after tax amounted to approximately $58,000 or 0.2% of revenues during the first two quarters of Fiscal 2006 versus $187,000 or 0.6% of revenues during the first two quarters of Fiscal 2005.


Liquidity and Capital Resources

       Net cash used for operating activities was approximately $262,000 for the six months ended March 31, 2006 compared to net cash provided by operations of approximately $486,000 for the six months ended March 31, 2005. For the six months ended March 31, 2006, cash was used to finance the $456,000 increase in accounts receivable, and also reflects the decrease in accounts payable and accrued expenses of $101,000. Net income, net of non-cash charges totaled $281,000. For the six months ended March 31, 2005, cash was provided by net income net of non-cash charges of $481,000 as well as a net decrease in accounts receivable of $276,000, offset by the a decrease in accounts payable of $148,000.

     At March 31, 2006, the Company had cash of $135,000 and net working capital of $1,438,000, compared with cash of $242,000 and net working capital of $1,158,000 respectively, at March 31, 2005. The change in working capital at March 31, 2006 over March 31, 2005 is primarily attributable to the Company's net income during the preceding twelve months, offset primarily by expenditures made toward the purchase of a new computer system.

     The Company's investing activities during the six months ended March 31, 2006 were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware for the new computer system. For the six months ended March 31, 2006, capital expenditures amounted to approximately $319,000, of which approximately $120,000 is financed by a three year leasing arrangement. Capital expenditures amounted to approximately $11,000 for the six months ended March 31, 2005.

      During March 2005, Allstates extended a $250,000 loan to a licensee to finance their expansion effort. The loan is being paid back with weekly payments over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. Through March 31, 2006, Allstates has collected $79,454. of principal on the loan.
      The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which extends to February 28, 2007, interest on outstanding borrowings accrues at the Bank's prime rate of interest (7.75% at March 31, 2006). Outstanding borrowings on the line of credit at March 31, 2006 and 2005 were $2,000,000 and $1,000,000, respectively.




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

Pursuant to the Directors' Consent, the Board of Directors also amended Sections 3.12(b) and 3.12(c) of the Bylaws. Prior to the amendment described herein, Section 3.12(b) provided that vacancies in the Board may be filled by the affirmative vote of a majority of the remaining Directors then in office, even if their number is insufficient to constitute a quorum. A director so elected was to hold office until a successor is elected and qualified at the next annual meeting of the shareholder. As amended, Section 3.12(b) provides that any vacancy shall be filled in the manner provided therein, and that in the event of a deadlock, or a three-to-three vote, with respect to filling any vacancy, an independent arbitrator appointed by the Board shall select the person to fill the vacancy. The amended
Bylaw also provides that any director so appointed pursuant to
Section 3.12(b) shall also hold office in accordance with the Settlement Agreement.Prior to the amendment described herein, Section 3.12(c) provided that if a director resigns from the Board effective at some future date, the future vacancy may be filled by the affirmative vote of a majority of the directors then in office, including the director who has resigned, even if their number is insufficient to constitute a quorum. The term of the newly elected director would begin when the resignation becomes effective. A director so elected was to hold office from the effective date of the predecessor's resignation until a successor is elected and qualified at the next annual or special meeting of the shareholders. As amended, Section 3.12(c) provides that any future vacancy shall be filled in the manner provided therein, and that in the event of a deadlock, or a three-to-three vote, with respect to filling any vacancy, an independent arbitrator appointed by the Board shall select the person to fill the vacancy. The amended By-Law also provides that any director so appointed pursuant to Section 3.12(c) shall also hold office in accordance with the Settlement Agreement.

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

The parties have reached a settlement of the action, pursuant to which GTD will pay the sum of ten thousand dollars
($10,000) in full and complete settlement of all claims. On March 6, 2006 the Court granted the parties' Application for Determination of Good Faith Settlement Pursuant California
Code of Civil Procedure, which would bars any other joint tortfeasor or co-obligor from any further claims against GTD arising out of the transaction. The entry of that March 6 Order finalized the settlement of the action, and on March 8 GTD submitted the settlement payment, thus completing its obligations under the settlement.

Jeffrey H. Mims, Chapter 7 Trustee v. Allstates WorldCargo,
Inc.

On or about May 25, 2005, the Company was made a defendant in an Adversary Proceeding brought by the bankruptcy trustee of Mosaic Group US., Inc, to recover an alleged preferential transfer under 11 U.S.C. Sec. 547 in the sum of approximately $191,000, and a post-petition transwer under 11 U.S.C. Sec. 549, in the sum of approximately
$18,000. The parties reached a settlement in April 2006, pursuant to which the bankruptcy trustee agreed to accept the $45,000 in full settlement of all claims. The settlement is subject to the approval of the Bankruptcy Court, and a motion seeking such approval was filed on or about April 26, 2006.
No hearing will be conducted on the motion unless written objections are filed by the close of business on May 15, 2006, in which case a hearing will be held on May 19, 2006; if there are no written objections, the relief requested shall be deemed unopposed, and an order granting the requested relief will be entered. As of the date hereof, there have been no written objections filed. The Company has already made the settlement payment, which payment is being held in escrow by the trustee's attorney.

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

In March 2006, Weiss filed a Motion for Summary Judgment seeking to dismiss the action, alleging that plaintiffs failed to exhaust their administrative remedies with the United States
Bureau of Customs and Border Patrol.  On or about May 5,
2006, the Court denied that motion.

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

 ALLSTATES WORLDCARGO, INC.

 BY:       /s/ SAM DIGIRALOMO                   DATED:    May 15, 2006
            Sam DiGiralomo, President and CEO


 BY:      /s/ Craig D. Stratton                 DATED:     May 15, 2006
            Craig D. Stratton, CFO, Secretary,
            Treasurer and Principal Financial Officer