Form 10-K/A
period 2005-09-30
ALLSTATES WORLDCARGO INC
filed 2006-05-18
CIK 1072293

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





Information Systems

A primary component of Allstates's business strategy is the continued development of its information systems. Allstates has invested substantial management and financial resources in an effort to provide leading edge technology to customers and employees. Allstates continues to upgrade its information systems. Highlights of the current system are:

  . Centralized system located in Forked River, New Jersey, with terminals in each office
  . Real-time customer service, operations, and accounting information available to employees and customers
  . Customers can track shipments and collect POD information via the Company's firewall-protected website
  . Tracks shipments from pickup order to delivery, confirms "on-board" and "out for delivery" status
  .    Produces the following daily, monthly, and yearly reports:
       -    Operations (inbound, outbound and on-hand reports)
       -    Sales (revenue, customer client list)
       -    Customer (POD and shipping history reports)
       -    Accounting (P&L reports)
  .    Auto rates revenues and costs
  .    Supports transactions via EDI (Electronic Data Interchange)
  .    Customized reports to meet customer needs
  .    Bar-code capable
  . Qualified customers can create airway bills via the Company website, which are then uploaded into the operating system for processing
  . Produces shipping labels and computerized airbills and airline bills

During the first half of 2006, Allstates will complete testing and begin the rollout of a new freight tracking system that provides all the features of the current system and adds new features such as:

  . Microsoft Windows(R)-based freight tracking system with the infrastructure and functionality to process the most complex processes and well as manage significant increases in shipment count
  .    Automatic service performance tracking and reporting
  .    Advanced features for multi-station management, operations, and accounting
  . Automated event-driven tracking with detailed information about shipments as they pass through the system
  .    Extensive reporting capabilities
  . Full Internet functionality for customers including web-based tracking, tracing, and shipment entry
  .    Enhanced EDI capabilities
  .    Automatic notifications to operations and sales personnel
       regarding shipment status
  .    Automatic document distribution to customers via fax and/or email
  . Electronic forms generation for transmission to customers, carriers, stations, and agents





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

Customers

     Allstates has a diverse customer base, with approximately 1,700 accounts. In fiscal 2006, no customer accounted for more than 10% of revenues. Over the 44 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

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


ITEM 2.    DESCRIPTION OF PROPERTY

     Allstates occupies approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease which is due to expire in fiscal 2009. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 51,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Terms for company leased properties generally run from one to seven years and are scheduled to expire between fiscal
2006 and fiscal 2009. The total rent expense for company leased facilities was approximately $552,000 during fiscal 2005. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

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

     In March 1997, Allstates made claims against liability insurance carriers for coverage. The Company's counsel submitted invoices to the carriers in September 2003, and continues to respond to their requests for information. The Company's counsel is in the process of arranging to meet with the carriers to discuss settlement


Joseph  M. Guido v. Allstates WorldCargo, Inc., Sam DiGiralomo, Barton
C. Theile, and Craig D. Stratton.

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

     Also pursuant to the terms of the settlement, on June 6, 2005 the Company and Allstates Air Cargo, Inc., its wholly owned subsidiary, (together, the Employer) entered into individual employment agreements with each of Messrs. DiGiralomo (as President and Chief Executive Officer), Guido (as Chairman), Theile (as Executive Vice President and Chief Operating Officer) and Stratton (as Chief Financial Officer). Messrs. DiGiralomo, Guido, Theile and Stratton are collectively referred to herein as Executives. Each of the employment agreements is effective as of April 5, 2005, and expires on December 31, 2009, but may be extended if agreed to in writing by the parties. Per each of the employment agreements, Mr. DiGiralomo's annual salary shall be $250,000; Mr. Guido's annual salary shall be $370,000; Mr. Theile's annual salary shall be $250,000; and Mr. Stratton's annual salary shall be $185,000. Each of these salaries is subject to an annual increase at the discretion of the Company's Board of Directors. Additionally, each of Messrs. DiGiralomo, Guido and Theile shall receive an annual bonus payment equal to 3% of the increase of the net profits of the Employer from fiscal year end 2003 to the fiscal year end 2004. Each of Messrs. DiGiralomo, Guido, Theile and Stratton remains eligible to participate in the Employer's stock option plan, 401(k) retirement plan and insurance plans.

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



NET REVENUES

Fiscal 2005 vs. fiscal 2004

     Net revenues represents the revenues of the Company after subtracting the cost of arranging transportation services to our customers, which we refer to as cost of transportation. The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. As a percentage of revenues, cost of transportation increased by 3.2%, to 71.0%, for the fiscal year ended September 30, 2005 in comparison to the fiscal year ended September 30, 2004. The higher percentage of transportation costs to revenues primarily reflects increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the addition of and growth in existing lower margin business that represents a significant portion of the Company's revenue growth over the previous fiscal year. In absolute terms, cost of transportation increased by $11.8 million, or 31.8%, to $48,859,000 for the fiscal year ended September 30, 2005 compared to the prior fiscal year, reflecting the increase in sales. Gross margins, which are stated as a percentage of net revenues to revenues, decreased to 29.0% of sales for fiscal 2005. Net revenues increased by $2.3 million, or 13.3%, to $19,983,000 in fiscal 2005 versus fiscal 2004.


Fiscal 2004 vs. fiscal 2003

     Cost  of transportation increased as a percentage of revenues  by
2.7%, to 67.7%, for the fiscal year ended September 30, 2004 in comparison to the fiscal year ended September 30, 2003. The higher percentage of transportation costs to revenues primarily reflects increases in fuel costs as they affect carrier rates, an increase in deferred shipments versus priority, and the addition of new lower margin business that the Company attained during fiscal 2004. In absolute terms, cost of transportation increased by $6,971,000, or 23.2%, to $37,060,000 for the fiscal year ended September 30, 2004 compared to the prior fiscal year, reflecting the increase in sales. Gross margins decreased to 32.3% of sales for fiscal 2004. Net revenues increased by $1,441,000, or 8.9%, to $17,645,000 in fiscal 2004 versus fiscal 2003.


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


OPERATING INCOME/(LOSS)

     Income from operations increased by approximately $358,000 for the fiscal year ended September 30, 2005, to $1,085,000, versus the fiscal year ended September 30, 2004, primarily reflecting the increase in sales volume, offset by higher costs of transportation as a percent of revenues. The operating margin increased by 0.3% during fiscal year 2005.

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





Liquidity and Capital Resources

      Net cash used for operating activities was approximately $44,000 for the fiscal year ended September 30, 2005 compared to net cash provided by operations of approximately $18,000 for the fiscal year ended September 30, 2004. In fiscal 2005, cash was used to finance the $2.8 million increase in accounts receivable, offset by the related $1.7 million increase in accounts payable and accrued expenses, and the $0.9 million of income net of non-cash charges of the Company. The increase in accounts receivable relates primarily to the increase in revenue. The increase in accounts payable is primarily due to the increase in sales volume and our normal cycle of payments. In fiscal 2004, cash was provided by $0.6 million from income net of non-cash charges, and a $1.3 million increase in accounts payable and accrued expenses, offset by a $2.0 million increase in accounts receivable. The increases in accounts receivable and accounts payable reflect the increase in sales volume from the previous year.

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

     The Company's current and anticipated use of cash is and will continue to be to fund working capital and capital expenditures. Allstates believes that cash flows from collections of accounts receivable and the line of credit with its bank will be sufficient to fund the Company's working capital and cash requirements for at least the next 12 months. We will pursue increased borrowing availability from lending institutions to meet our long-term cash requirements, and believe that the Company has a sufficient borrowing base to accomplish that.

The following table summarizes our significant contractual obligations as of September 30, 2005

Contractual Obligations (dollars in thousands)
                    Payments Due by Fiscal Year

                                Total    2006  2007  2008  Thereafter
                               ------    ----  ----  ----  ----------
Long-term Debt (1)              2,362      25    25    25    2,287
Interest on long-term debt (1)  7,796     164   163   161    7,308
Line of Credit (2)                185     135    50
Capital Lease Obligations (3)     228      74    82    72
Operating Leases (4)            1,971     669   704   598
                               ------    ----  ----  ----  ----------
Total                          12,542   1,067 1,024   856    9,595


(1) Long term debt represents a note payable from Joseph M. Guido to the Estate of A.G. Hoffman Jr, assumed by the Company, in the aggregate total of $2,511,730, with repayment over 101 years at annual principal payments of $25,000 plus interest at 7% per year. Allstates assumed this obligation as part of the consideration paid to Mr. Guido in the August 24, 1999 reverse acquisition in which Allstates (then known as Audiogenesis Sytems, Inc.) acquired from Mr. Guido 100 percent of the stock of Allstates Air Cargo, Inc ("AAC"). The debt owed by Mr. Guido to the Hoffman estate arose from the buy/sell agreement between Mr. Guido and his former partner in AAC, A.G. Hoffman, and represents the amount that Mr. Guido was required to pay the Hoffman estate upon Mr. Hoffman's death for Mr. Hoffman's share in AAC.

(2) Assumes 7.5% interest on $2,000,000 borrowing against revolving line of credit facility, expiring January 28, 2007

(3) Capital lease obligation represents principal and interest on purchase of Air-Trak computer system. Value of financed equipment is approximately $197,000. Lease interest ranges from 11.37% to 12.96%.

(4) Operating leases primarily relates to the lease of space used for our operations in Forked River, NJ., Kenilworth, NJ, Baltimore, MD, Pittsburgh, PA, Wayne, NJ, Jacksonville, FL, Miami, FL, and St. Louis, MO.



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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


              ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENTS
         For the Years Ended September 30, 2005, 2004 and 2003



                          CONTENTS
                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
 ACCOUNTING  FIRM                                       1

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                         2 -3

  Consolidated Statements of Net Income (Loss)           4

  Consolidated Statements of
      Stockholders' Equity  (Deficit)                   5

  Consolidated Statements of Cash  Flows                6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS       7- 17

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries
Lacey, New Jersey

We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (a corporation), as of September 30, 2005 and 2004, and the related consolidated statements of net income (loss), stockholders' equity (deficit), and cash flows for the years ended September 30, 2005, 2004 and 2003. These consolidated financial statements (see Note 2) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2005 and 2004, and the results of their operations and cash flows for the years ended September 30, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ COWAN, GUNTESKI & CO., PA

Toms River, New Jersey
February 27, 2006

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
                                                           ===========    ===========


See accompanying Notes and Report of Independent Registered Public
Accounting Firm

                          F3

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
 For the Years Ended September 30, 2005, 2004 and 2003

                                                               2005           2004           2003
                                                             ----------      ----------      ----------
REVENUES                                                   $ 68,841,843    $ 54,705,311    $ 46,293,052

   Cost of Transportation                                    48,858,589      37,060,406      30,089,183
                                                             ----------      ----------      ----------
   Net Revenues                                              19,983,254      17,644,905      16,203,869

OPERATING EXPENSES

   Personnel Costs                                            6,739,203       6,536,983       6,544,154
   Licensee Commissions and Royalties                         7,918,505       6,539,285       6,279,002
   Independent Sales Agent Commissions                          201,498         247,398         261,743
Selling, General and Administrative Expenses                  4,037,984       3,594,389       3,444,543
                                                             ----------      ----------      ----------
     Total Operating Expenses                                18,897,190      16,918,055      16,529,442
                                                             ----------      ----------      ----------
Income (Loss) from Operations                                 1,086,064         726,850        (325,573)
                                                             ----------      ----------      ----------
OTHER INCOME (EXPENSE)
Interest Income                                                   7,694            -                613
Interest Expense                                               (241,526)       (217,367)       (226,714)
Loss on Sale of Equipment                                          -              3,071        ( 26,534)
Other Income (Expense)                                             -              9,093        (371,916)
                                                             ----------      ----------      ----------
     Total Other Income (Expense)                              (233,832)       (205,203)       (624,551)

Income (Loss) Before Tax Provision                              852,232         521,647        (950,124)

Provision for Income Tax (Benefit) Expense                      249,007         288,749        (367,833)
                                                             ----------      ----------      ----------
Net Income (Loss) Applicable to Common Shareholders         $   603,225     $   232,898     $  (582,291)
                                                             ==========      ==========      ==========



Weighted Average Common Shares - Basic                      32,509,872      32,509,872       32,509,872

Net Income (Loss) per Common Share - Basic                 $      0.02     $      0.01      $     (0.02)

Weighted Average Common Shares - Diluted                    32,509,872      32,509,872       32,509,872

Net Income (Loss) per Common Share - Diluted               $      0.02     $      0.01      $     (0.02)


See accompanying Notes and Report of Independent Registered Public
Accounting Firm
                          F4

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Fiscal Years Ended September 30, 2005, 2004 and 2003

                               Common Stock
                                                 Retained    Total
                            Number of            Earnings  Stockholders'
                            Shares     Par Value (Deficit)  Equity (Deficit)
                            ---------  --------- ---------- ----------------
Balance at
 October 1, 2002             32,509,872 $3,251   $  116,602  $  119,853

Consolidated net loss
 for the fiscal year
 ended September 30, 2003                          (582,291)    (582,291)
                            ----------  --------- ---------- -------------
Balance at
 September 30, 2003         32,509,872  $3,251    $(465,689)  $( 462,438)

Consolidated net gain
 for the fiscal year
 ended September 30, 2004                          232,898      232,898
                            ----------  --------- ---------- -------------
Balance at
 September 30, 2004         32,509,872  $3,251    $(232,791)  $( 229,540)

Consolidated net gain
 for the fiscal year
 ended September 30, 2005                           603,225      603,225
                            ----------  --------- ---------- -------------
Balance at
 September 30, 2005         32,509,872  $3,251    $ 370,434   $  373,685
                            ==========  ========= =========== =============



See accompanying Notes and Report of Independent Registered Public
Accounting Firm
                          F5

          ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Years Ended September 30, 2005 and 2004

                                                         2005           2004             2003
                                                    ------------    -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income Applicable to Common Shareholders       $  603,225      $   232,898     $  (582,291)
  Adjustments to reconcile net income
    to net cash provided from
    operating activities:
    Depreciation and amortization                       138,968          167,202         186,894
    Provision for Bad Debts                             169,347          187,999         182,379
    Loss on Sale of Equipment                              -              (3,071)         26,534
    (Increase) Decrease in:
      Accounts Receivable                            (2,777,545)      (2,035,182)       (655,856)
      Inventories                                           386           (1,383)         (4,432)
      Prepaid Expenses and Other Assets                 (24,121)         (15,386)        852,366
      Prepaid Income Taxes                              (80,415)             -               -
      Deferred Tax Asset - Current Portion              166,018          139,000        (420,001)
    Increase (Decrease) in:
      Accounts Payable                                1,146,956          937,377       1,186,058
      Accrued Expenses                                  589,013          355,348         (23,146)
      Deferred Tax Liability - Non-Current Portion       24,368           53,000             -
                                                    ------------    -------------   --------------
        Net Cash Provided from
         (Used by) Operating Activities                 (43,800)          17,802         748,505
                                                    ------------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                (230,137)        (395,292)       (106,344)
  Proceeds from Sale of Equipment                          -              48,850          36,732
  Loans to Licensees                                   (250,000)              -              -
  Payments from Licensees Loans                          41,573               -              -
  Deposits                                                  144            5,200          (3,693)
                                                    ------------    -------------   --------------
    Net Cash Used by Investing Activities              (438,420)        (341,242)        (73,305)
                                                    ------------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  New Borrowings:
    Short-Term                                         1,400,000          200,000        999,500
    Long-Term                                             73,174             -              -
  Debt Reduction:
    Short-Term                                          (900,000)        (250,000)    (1,250,000)
    Long-Term                                            (25,000)         (28,836)       (81,338)
                                                    ------------    -------------   --------------
   Net Cash Provided from
     (Used by) Financing Activities                      548,174          (78,836)      (331,838)
                                                    ------------    -------------   --------------

Net Increase (Decrease) in
  Cash and Cash Equivalents                               65,954         (402,276)       343,362

Cash and Cash Equivalents, Beginning of Year             114,363          516,639        173,277
                                                    ------------    -------------   --------------
Cash and Cash Equivalents, End of Year                 $ 180,317       $  114,363   $    516,639
                                                    =============   ==============  ==============


See accompanying Notes and Report of Independent Registered Public
Accounting Firm
                          F6

              ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 2005, 2004 and 2003



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

     Allstates Logistics, Inc. - Allstates Logistics, Inc. is also a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Logistics was incorporated in the State of New Jersey in December 1997 and provides ocean freight services to its customers.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     For purposes of the accompanying consolidated financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates WorldCargo, Inc. is considered a subsidiary. Therefore, these consolidated financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2005, 2004 and 2003. The consolidated statements of net income (loss) include the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the years ended September 30, 2005, 2004 and 2003. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At various times during the years ended September 30, 2005, 2004 and 2003, the Company had a cash balance on deposit with one bank that exceeded the $100,000 balance insured by the FDIC.

     Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Consolidated Financial Statements

       Current Assets and Liabilities

       The carrying values of cash, accounts receivable, accounts payable, accrued expenses, taxes payable, notes payable and other current liabilities approximates fair value because of the relatively short maturity of these instruments.

       Non-Current Assets and Liabilities

          Loan Receivable - Licensee and Other Receivables

          The fair value of the Loan Receivable - Licensee and Other Receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of the Loan Receivable approximates its book value.

          Deposits

          The fair value of deposits is the amount payable on demand at the reporting date.

          Long-Term Debt

          Rates currently available to financial institutions for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The estimated fair value of the long-term debt approximates book value.

     Inventories

     For both financial reporting and income tax purposes, inventory is stated on the cost basis. Cost is determined using the first-in, first-out method.

     Depreciation

     Property, plant and equipment consist principally of building and improvements, vehicles, computers and software, office equipment, and furniture and fixtures which are stated at historical cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to fifteen years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statements of income. Depreciation expense for the years ended September 30, 2005, 2004 and 2003 was $138,968, $167,202 and $185,728,
     respectively.

     Income Taxes

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

     Advertising

     The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended September 30, 2005, 2004 and 2003 were $32,993, $41,217 and $28,121, respectively.

     Revenue Recognition

     Revenues and the associated freight transportation costs are recognized at the time the freight departs the terminal of origin for domestic shipments. International air revenues and freight consolidation costs are recognized when shipments are tendered to a carrier for transport to a foreign destination. This method is permissible under Emerging Issues Task Force Issue No. 91-9, "Revenue and Expense Recognition for Freight Services in Progress". Ocean freight consolidation revenues are recognized when the shipment reaches its destination. Revenues of the Audiogenesis Systems division, which involves the sale of safety equipment over the counter, are recognized at point of sale.

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


     Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date by several days and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. The valuation allowance for accounts receivable at September 30, 2005, 2004 and 2003 was $263,202, $250,394 and $229,364, respectively.

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

     Bad Debts

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2005, 2004 and 2003 was $169,347, $187,999
     and $182,379, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment are summarized by major classifications as follows:


                            2005         2004          2003
                        ----------    ---------    ----------
Leasehold
Equipment                 $368,112    $ 361,835    $   48,062

Vehicles                    56,525       56,525       315,789

Equipment and
Software                 1,126,053      902,192       857,239

Furniture and
Fixtures                    47,542       47,542        47,542
                        ----------    ---------    ----------
                         1,598,232    1,368,094     1,268,632
Less Accumulated
Depreciation               999,190      860,221       943,070
                        ----------    ---------    ----------
                        $  599,042   $  507,873    $  325,562
                        ==========    =========    ==========


     Computer equipment with a cost of $88,808 is held under a capital lease and depreciation of the assets will commence in the first quarter of fiscal year 2006.


NOTE 4 - LOANS AND OTHER RECEIVABLES

     Loans Receivable - Licensee

     In March 2005, the Company extended a $250,000 loan to a licensee. The purpose of the loan was to expand the operations of the licensee, with the intended impact of increasing the revenue and profits of the Company. In the past, Allstates has occasionally provided prepaid advances against earned commissions of some of its licensees to help with their short term needs. Such advances, which are considerably smaller in amount, are deducted from their weekly commission payment and are fully recouped within three to six months. However, because of the larger dollar amount involved and the payoff period of three years, the Company required that the licensee's principals execute a promissory note as well as their personal guarantees. The terms of the Note include the payment of the $250,000 loan, with payments due weekly, commencing on March 21, 2005 and continuing for a three year period with successive payments each Monday thereafter, together with interest at the rate charged to Allstates for its bank line of credit. In the event the interest rate paid by Allstates on its line of credit is increased or decreased, the interest rate upon the Note shall increase or decrease by an equal amount and be effective on the first Monday following the date of change. Such loan payments due from the licensee are deducted from the amounts due from Allstates to the licensee for earned commissions. Because that licensee consistently generates sufficient commission monies each week to cover the payments, as well as the personal guarantees of the principals, the collectibility of the loan receivable at the balance sheet date is assured. Therefore, management does not deem an allowance against the loan receivable to be necessary.

     Other Receivables

     On May 6, 2004, Allstates filed a complaint in Superior Court against a third party freight brokerage company and its principal owner for accounts receivable monies due them. On May 27, 2004, a Stipulation of Settlement was executed whereby the parties agreed on a settlement in which the defendants, jointly and severally, agreed to pay Allstates the full sum of $71,763 in sixty equal monthly installments of $1,196 each. The payment schedule is interest-free, provided checks are received in a timely manner. The schedule called for the first payment to become due on July 15, 2004, with subsequent payments to be due on the fifteenth day of the remaining months. All scheduled payments have been received on a timely basis thus far.


NOTE 5 - AMORTIZATION OF GOODWILL AND RELATED ACQUISITION COSTS

     Commencing with the fiscal year beginning October 1, 2001, the Company implemented Statement of Financial Accounting Standards Statement No. 142, "Accounting for Goodwill and Intangible Assets", which no longer allows for the amortization of goodwill. The new statement requires the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Pursuant to the Company's impairment tests conducted for the years ended September 30, 2005, 2004 and 2003, no write off of the carrying value is deemed necessary.

     Effective January 1, 2003, the Company ceased amortizing the costs associated with the acquisition of Audiogenesis by Allstates and will include such costs in its annual goodwill impairment test as discussed above. Amortization expense for the years ended September 30, 2005, 2004 and 2003 were $-0-, $-0- and $1,166, respectively.


NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES


  Lease payable to VAResources, Inc., due in     2005     2004    2003
  monthly installments of $2,662 including      ------   ------  ------
  interest at 11.37%, due June 2008,          $  73,173  $  -    $  -
  secured by computer equipment

  Less current portion                           24,888     -       -
                                                -------   ------ ------
                                              $ 48,285   $  -    $  -

  Future minimum payments under capital leases as of September 30, 2005 are as follows:

                 2006              $   31,940
                 2007                  31,940
                 2008                  21,293
                                   ----------
  Total minimum lease payments         85,173

  Less amount representing interest    12,000
                                   ----------
                                   $   73,173
                                   ==========





NOTE 7 - LONG-TERM DEBT

The Company's notes payable balance at September 30, 2005 and 2004 consist of the following:


                                               2005            2004          2003
Notes payable from Joseph M. Guido to
the Estate of
A.G. Hoffman, Jr., assumed by the
Company, in the
aggregate originally totaled
$2,511,730, with repayment
over 101 years at annual principal
payments of
$25,000 plus interest at 7% per year.
All or any
of the notes may be paid at any time
before maturity
without any prepayment penalty.  In
the event of a
default under the notes by the
Company, Joseph M.
Guido remains personally liable for
the notes, and
the 101 shares of Allstates Air
Cargo, Inc. common
stock held as security under the
notes (representing
48.1% of the issued and outstanding
common stock
of Allstates Air Cargo, Inc.) may be
sold at public or
private sale. Allstates assumed this
obligation as part of the consideration
paid to Mr. Guido in the August 24, 1999
reverse acquisition in which Allstates
(then known as Audiogenesis Systems,
Inc.) acquired from Mr. Guido 100 percent
of the stock of Allstates Air Cargo,
Inc. ("AAC").  The debt owed by Mr.
Guido to the Hoffman estate arose
from the buy/sell agreement between
Mr. Guido and his former partner in
AAC, A.G. Hoffman, and represents the
amount that Mr. Guido was required to pay
the Hoffman estate upon Mr. Hoffman's
death for Mr. Hoffman's share in AAC.          $2,361,730    $2,386,730     $2,411,730

Notes Payable to Bank of America in
the aggregate originally totaled $76,903,
with repayment over 36 months with monthly
payments inclusive of interest ranging from
7.90% and 8.50%.  These loans are secured
by the vehicles which they relate.                   -            -              3,836

Less: Current Portion                              25,000        25,000         25,000
                                              -----------    ----------     ----------
                                               $2,336,730    $2,361,730     $2,390,566
                                              ===========   ===========     ==========

     Future  maturities for long-term debt as  of  September
     30, 2005 is as follows:

    For the fiscal years ended September 30,   2006       25,000
                                               2007       25,000
                                               2008       25,000
                                               2009       25,000
                                               2010       25,000
                                         Thereafter    2,236,730
                                                       _________
                                             Total    $2,361,730
                                                       =========


NOTE 8 - LINE OF CREDIT

     Allstates Air Cargo, Inc. has a $2,000,000 line of credit agreement with a bank, which expires January 28, 2007. Interest on outstanding borrowings currently accrues at the Wall Street Journal's (WSJ) prime rate of interest per annum (6.75% as of September 30, 2005). The interest rate is predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least 10% of the outstanding principal balance. If, at any time, the Company fails to maintain the compensating balance, the interest rate will increase by 1% over the WSJ's prime rate at the time of failure. The balance outstanding on the line of credit as of September 30, 2005, 2004 and 2003 was $1,599,500, $1,099,500 and $1,149,500,
     respectively.

     Loan collateral includes the Company's accounts receivable and the unlimited, unconditional guarantees of Joseph M. Guido, Teresa Guido and Allstates Allcargo (US), Inc.


NOTE 9 - PROVISION FOR INCOME TAXES

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                           2005     2004      2003
                                          ----      ----      ----
Expected Federal
statutory rate                            0.00%*   0.000%    0.000%
Expected State statutory
rates (average)                          6.975%    8.893%    8.893%
                                        -------   -------   ------

Total expected                           6.975%    8.893%    8.893%
statutory rate

State Franchise Tax and
Miscellaneous Book to Tax
Adjustments                             -0.096%    9.654%   -2.253%

Deferred income tax
expense (benefit):
 Federal                                 17.664%  29.138%  -35.040%
 State                                    4.676%   7.668%  -10.310%
                                        -------   -------  -------
Income Tax Expense (Benefit) -
Effective Tax Rate                       29.219%  55.353%  -38.710%

 * Due to the net operating loss generated for the year ended
   September 30, 2003 and the corresponding carryforwards in September 30, 2005 and 2004, the expected Federal statutory rate is deemed to be 0%.



     The   Company's  provision  for  income  taxes  as   of
     September 30, 2005, 2004 and 2003 consist of the following:

                                            2005       2004       2003
                                            ----       ----       ----
Current Income Tax Expense
          Federal                        $ 17,850   $ (6,318)   $  -
          State                            40,768    103,067     62,980
                                          -------    -------    -------
          Total - Current                  58,618     96,749     62,980
                                          -------    -------    -------
Deferred Income Tax (Benefit) Expense
          Federal                         150,541    152,000   (332,901)
          State                            39,848     40,000   ( 97,912)
                                           ------     ------    -------
          Total - Deferred                190,389    192,000   (430,813)
                                           ------    -------    -------
          TOTALS                         $249,007   $288,749  $(367,833)
                                         ========    =======    =======





NOTE 9 - PROVISION FOR INCOME TAXES (Continued)

     The tax effect of temporary differences that make up the significant components of the deferred tax asset for financial reporting purposes at September 30, 2005, 2004 and 2003 are as follows:

                                   2005           2004           2003
                                   ----           ----           ----
     Deferred Tax Assets
     --------------------
     Accounts Receivable        $ 113,177      $ 107,500     $ 101,000
     Defferred Payable             15,050         43,900           -
     Net operating loss            56,755        199,600       389,000
                                 --------        --------     --------
     Totals                     $ 184,982      $ 351,000     $ 490,000
     ------                      ========        ========     ========

     Deferred Tax Liabilities
     ------------------------
     Depreciable and
      amortizable assets         $102,368        $ 78,000    $  25,000
                                 ========        ========     ========

     At September 30, 2004 and 2003, the Company had a future income tax benefit for net write offs of its investment account in one of its Subsidiaries (Allstates Allcargo (U.S.) Inc.). The estimated future income tax benefit of this transaction was approximately $127,000. For consolidated financial statement purposes, a 100% valuation allowance was recorded by management in the amount of $127,000 as of September 30, 2004 and 2003, and therefore, this future estimated tax benefit is not reflected in these consolidated financial statements.

     As of September 30, 2005, the Company will write off its investment in Allstates Allcargo (US), Inc. for income tax purposes. The current income tax benefit of this transaction is approximately $136,000 and is reflected in the current year tax accrual.


NOTE 10 - NET OPERATING LOSS CARRYFORWARD

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


NOTE 11 - PENSION PLAN

     Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 100% of an employees' qualified compensation or $14,000, $13,000 and $12,000 for the calendar years ended 2005, 2004 and 2003, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. Contributions to the plan for the years ended September 30, 2005, 2004 and 2003 totaled $50,426, $43,493 and $31,378, respectively.
     The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2005, 2004 and 2003.

NOTE 12 - RELATED PARTY TRANSACTIONS

     Allstates Air Cargo, Inc. leases office space located in Forked River, New Jersey from a majority stockholder of the Company. Rent expense under these leases totaled $81,600, $81,600 and $81,600 for the years ended September 30, 2005, 2004 and 2003, respectively.

     The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2005, 2004 and 2003 totaled $566,281, $454,607 and $431,789, respectively.

     The Company entered into Employment Agreements with four of the Company's stockholders. The Employment Agreements are effective through December 31, 2009. The following is a summary of the terms of these agreements:

                     Annual                              Stock
    Position         Salary        Bonus                Options
    --------        --------       ------              --------

Chairman of the      $370,000     3% of fiscal            Yes
Board                             year increase
                                  in net profits of
                                  fiscal year 2004
                                  over fiscal year
                                  2003

President/Chief      $250,000     3% of fiscal            Yes
Executive                         year increase
Officer                           in net profits of
                                  fiscal year 2004
                                  over fiscal year
                                  2003


Executive Vice       $250,000     3% of fiscal            Yes
President/                        year increase
Chief Operating                   in net profits of
Officer                           fiscal year 2004
                                  over fiscal year
                                  2003

Chief Financial      $185,000     Discretionary           Yes
Officer



NOTE 13 - STOCK OPTION PLAN

     On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2005, no stock options have been issued.

NOTE 14 - DESCRIPTION OF LEASING ARRANGEMENTS

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
                              ==========


     Rent expense under operating leases for the years ended September 30, 2005, 2004 and 2003 was $551,749, $554,321 and $462,284,
     respectively.


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for:             2005            2004            2003
     --------------            -----           -----           -----
     Income Taxes           $138,429        $ 52,355        $115,091
                            ========        ========        ========
     Interest               $242,403        $217,367        $226,714
                            ========        ========        ========




NOTE 16 - LITIGATION

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

     The Complaint alleges that plaintiffs retained ALI to expedite the importation of the Brushes into the United States, that ALI wrongfully failed to advise plaintiffs that the Brushes were subject to federal antidumping duties of 351.92 percent (the "Antidumping Duty") in addition to the 4 percent normal duty, and that by reason of ALI's (alleged) failure to so advise plaintiffs, plaintiffs were required by U.S. Customs to pay the Antidumping Duty, in the amount of $422,282. The plaintiffs seek to recover compensatory and consequential damages.


NOTE 16 - LITIGATION (Continued)

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


Note 17 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following table presents summarized quarterly results for the fiscal year ended September 30, 2005:

     (dollars in thousands)
                                         Q1      Q2      Q3      Q4

     Revenues                          16,453  15,387  18,663  18,340
     Net revenues (after
      transportation costs)             4,731   4,867   5,330   5,056
     Net income after taxes                65     122     165     252
     Basic net income per common
      share                              0.00    0.00     .01     .01
     Diluted net income per common
      share                              0.00    0.00     .01     .01


     The following table presents summarized quarterly results for the fiscal year ended September 30, 2004:

                                         Q1      Q2      Q3      Q4

     Revenues                          13,458  12,096  14,566  14,586
     Net revenues (after
      transportation costs)             4,431   3,970   4,679   4,564
     Net income after taxes               155     (76)    165     (11)
     Basic net income per common
      share                              0.00    (0.00)   .01   (0.00)
     Diluted net income per common
      share                              0.00    (0.00)   .01   (0.00)







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


On June 6, 2005, the Company entered into individual employment agreements with each of the Executives. The employment agreements are effective as of April 5, 2005, and expire on December 31, 2009, but may be extended if agreed to in writing by the parties. The following is a summary of the terms of these agreements:



                          Annual
Name/Position             Salary              Bonus

Joseph M. Guido,           $370,000       3% of fiscal year
Chairman of                               increase in net profits
The Board                                 from fiscal year end 2003
                                          to fiscal year end 2004


Sam DiGiralomo,            $250,000      3% of fiscal year
President/Chief                          increase in net profits
Executive Officer                        from fiscal year end 2003
                                         to fiscal year end 2004

Barton M. Theile,          $250,000      3% of fiscal year
Executive Vice President/                increase in net profits
Chief Operating Officer                  from fiscal year end 2003
                                         to fiscal year end 2004

Craig D. Stratton,         $185,000      At the discretion of
Chief  Financial  Officer                the Board of Directors


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

DATED:  May 17, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:  /s/ Joseph M. Guido   Chairman of the Board of   May 17,
                           Directors                  2006


By:  /s/ Sam DiGiralomo    President, CEO and         May 17,
                           Director                   2006


By: /s/ Barton C. Theile   Executive Vice President,  May 17,
                           COO and Director           2006

By:  /s/ Craig D.          Secretary, Treasurer, and  May 17,
Stratton                   Chief Financial Officer    2006
                           (Principal Financial
                           Officer and Principal
                           Accounting Officer)