Form 10-Q
period 2006-06-30
ALLSTATES WORLDCARGO INC
filed 2006-08-14
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                          FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES   EXCHANGE  ACT OF 1934 FOR THE TRANSITION
    PERIOD FROM _____ TO _____.


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

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of August 11, 2006.

        ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                            INDEX

PART 1.           FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

        Financial Statements with Supplemental Information
        For the Period Ending June 30, 2006 and 2005

      Financial Statements:

         Condensed Consolidated Balance Sheet                    3

         Condensed Consolidated Statement of Operations          4

         Condensed Consolidated Statements of Stockholders'
          Equity (Deficit)                                       5

         Condensed Consolidated Statement of Cash Flows          6

      Notes to the Financial Statements                          7


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........     8

      ITEM 3.  CONTROLS AND PROCEDURES.................          12

PART II.       OTHER INFORMATION.........................        13


       ITEM 1.  LEGAL PROCEEDINGS.......................         13

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.........18

       ITEM 3   DEFAULTS ON SENIOR SECURITIES................    18

       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS....                             18

       ITEM 5   OTHER INFORMATION.......................         18

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K................ 18

                SIGNATURES.........................              19

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                June 30,     September 30,
                                  2006           2005
                               (Unaudited)         *
  Current Assets
    Cash                     $  647,285         180,317
    Accounts receivable
                              9,454,190      10,681,589
    Prepaid expenses and
    other current assets        357,686         317,991
    Deferred tax asset -
    current                     161,230         184,982
                             ----------      ----------
  Total current assets       10,620,391      11,364,879

  Property, plant and
  equipment                   2,085,420       1,598,231
  Less:  Accumulated
  depreciation                1,135,934         999,189
                             ----------      ----------
  Net property, plant and
  equipment                     949,486         599,042

  Goodwill, including
  acquisition cost, net         535,108         535,108
  Other assets
                                135,810         199,773
                             ----------      ----------
  Total assets              $12,240,795     $12,698,802
                             ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable        $ 5,163,921     $ 6,420,955
    Accrued expenses          1,793,436       1,767,391
    Short-term bank
    borrowings                2,300,000       1,599,500
    Notes/leases payable -
    current portion              92,572          49,888
    Income tax payable           25,709
                             ----------      ----------
  Total current liabilities   9,375,638       9,837,734

  Deferred tax liability -
  non current                   113,196         102,368
  Long term portion of
  notes/leases payable        2,397,601       2,385,015

    Stockholders' equity
    Common stock                  3,251           3,251
    Retained earnings           351,109         370,434
                             ----------      ----------
  Total stockholders' equity    354,360         373,685

  Total liabilities and
  stockholders' equity      $12,240,795     $12,698,802
                             ==========      ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended         Nine Months Ended
                                June 30,                   June 30,
                            2006       2005           2006         2005
Revenues                $16,970,407 $18,662,615   $53,364,830  $50,502,337
Cost of transportation   11,864,752  13,332,804    38,265,512   35,574,632
                         ----------  ----------    ----------   ----------

Net revenue               5,105,655   5,329,811    15,099,318   14,927,705

Selling, general and
administrative expenses   5,049,832   4,952,378    14,888,368   14,086,262
                         ----------  ----------    ----------   ----------
Income/(loss) from
operations                   55,823     377,433       210,950      841,443

Other income (expense):
   Interest, net            (87,460)    (55,670)     (231,882)    (170,081)
     assets
   Other income/                                       98,223
                         ----------  ----------    ----------   ----------
Income/(loss) before
income tax provision        (31,637)    321,763        77,291      671,362

Provision for income
taxes                        45,420     157,000        96,616      319,659
                         ----------  ----------    ----------   ----------
Net income/(loss)         $ (77,057)  $ 164,763     $ (19,325)   $ 351,703
                         ==========  ==========    ==========   ==========

Weighted average common
shares - basic           32,509,872   32,509,872    32,509,872   32,509,872

Net income per common
share - basic              $    .00      $   .01       $   .00     $    .01

Weighted average common
shares - diluted         32,509,872   32,509,872    32,509,872   32,509,872

Net income per common
share - diluted            $    .00      $   .01       $   .00     $    .01

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)


                               Common Stock

                          Number            Retained     Total
                            of        Par   Earnings  Stockholders'
                          Shares     Value               Equity
                      ___________  ______  _________   _________
Balance at             32,509,872  $ 3,251  $370,434  $373,685
 September 30, 2005

 Consolidated net
 loss for the nine
 months ended June                          (19,325)    (19,325)
 30, 2006

                     ___________  ______  _________   _________
 Balance at
 June 30, 2006       32,509,872  $ 3,251   $351,109    $ 354,360
                     ===========  ======   =========   =========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Nine Months Ended
                                            June 30,
                                         2006         2005
  Cash flows from operating
  activities:
  Net income/(loss)                   $ (19,325)   $ 351,703
  Adjustments to reconcile net
  income to net cash used for/
  provided by operating activities:
      Depreciation                      136,744       99,983
      Provision for doubtful
       accounts                         232,429      113,331
      Deferred income taxes              34,580      196,000
      (Increase) decrease in assets:
          Accounts receivable           994,970   (1,776,470)
          Prepaid expenses and other
           assets                       (24,883)       1,370
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses          (1,230,987)   1,501,574
          Income taxes payable           25,709       43,343
                                      ---------    ---------
  Net cash provided by
  operating activities                  149,237      530,834

  Cash flows from investing
  activities:
     Purchase of equipment            (487,189)     (101,412)
     Loan to licensee                               (250,000)
     Collection of loan principal       59,535        20,689
     Deposits                          (10,385)          144
                                      ---------    ---------
  Net cash used for investing
  activities                          (438,039)     (330,579)

  Cash flows from financing
  activities:
     Repayments under capital leases   (39,797)
     Borrowing under capital leases    120,067
     Repayments under notes payable    (25,000)      (25,000)
     Repayments under short-term
      bank borrowings                 (411,360)     (800,000)
     Borrowing under short-term bank
      borrowings                     1,111,860     1,100,000
                                      ---------    ---------
  Net cash provided byr
  financing activities                 755,770       275,000

  Net increase in cash                 466,968       475,255
  Cash at beginning of year            180,317       114,363
                                      ---------    ---------
  Cash, end of period                 $647,285      $589,618



         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2006

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2005 Form 10-K filing dated December 29, 2005 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2006 and September 30, 2005 and the results of operations for the nine months ended June 30, 2006 and 2005, respectively.

2. Net income per common share appearing in the statements of operations for the nine months ended June 30, 2006 and 2005, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 22 offices throughout the United States, including corporate facilities, and as of June 30, 2006, employed 80 full-time and 7 part-time people.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Nine Months Ended
                             June 30,                  June 30,
                          2006        2005         2006      2005
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    69.9        71.4         71.7      70.4
                          ----        ----         ----      ----
Gross  profit             30.1        28.6         28.3      29.6
Operating expenses:
  Personnel costs          9.2         9.0         10.0       9.9
  License commissions
   and royalties          13.7        11.6         11.5      11.7
  Other selling,
  general and
  administrative
  expenses                 6.9         6.0          6.4       6.3
                          ----        ----         ----      ----
Total operating expenses  29.8        26.6         27.9      27.9

Operating income           0.3         2.0          0.4       1.7
Interest expense, net     (0.5)       (0.3)        (0.4)     (0.4)
Other income              (0.0)       (0.0)         0.2      (0.0)
Net  income  before
 tax provision            (0.2)        1.7          0.2       1.3

Tax provision             (0.3)       (0.8)        (0.2)     (0.6)
                          ----        ----         ----      ----
Net income                (0.5)%       0.9%         0.0%      0.7%
                          ====        ====         ====      ====

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended June 30, 2006 decreased by approximately $1.7 million, or 9.1%, to $16,970,000, over the quarter ended June 30, 2005, reflecting a decrease in the volume of shipments and total weight of cargo shipped. Sales for the nine month period ended June 30, 2006 increased by approximately $2.9 million, or 5.7%, to $53,365,000 compared to the nine month period ended June 30, 2005, reflecting higher shipping volume during the period. The lower shipping volume during the three months ended June 30, 2006 which resulted in the decrease in revenues reflects a sluggish shipping environment during the quarter, compared to the same quarter of the previous fiscal year which had showed robust shipping activity. In addition, prior to the start of the three month period, Allstates had terminated the contractual agreement of one of our licensee operations, which accounted for approximately $950,000 of reduced revenues. The increase in revenues for the nine months ended June 30, 2006 is significantly driven by two customers that accounted for approximately $1.2 million and $3.5 million in incremental sales during the three and nine month comparative periods.

     Domestic revenues decreased by approximately $940,000 or (6.5)%, to $13,548,000 during the three-month period ended June 30, 2006 in comparison to the same period in the previous year, reflecting lower shipping volume for the reasons mentioned above. During the nine months ended June 30, 2006, domestic revenues increased by approximately $2.4 million or 6.1%, to $42,603,000 compared to the same period in the prior year. International revenues decreased by approximately $752,000 or (18.0)%, to $3,422,000, during the three months ended June 30, 2006 in comparison to the prior year period. During the nine months ended June 30, 2006, international sales increased comparatively by approximately $428,000 or 4.1%, to $10,762,000.


Net Revenues

     Net revenues represents the difference between gross sales and the cost of transportation. The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of transportation as a percentage of revenues decreased by 1.5%, to 69.9%, for the three months ended June 30, 2006, and increased by 1.3%, to 71.7% for the nine months then ended, in comparison to the same period in the previous year. This higher cost of transportation percentage during the nine month comparative period is primarily due to the continued growth of significant lower margin business that the Company attained during fiscal 2004. The Company realized improved cost of transportation percentages in this significant business during the three months ended June 30, 2006, which contributed to an overall improvement during the period. The increases in fuel costs as they affect carrier rates and an increase in deferred shipments versus priority are additional factors that affect the cost of transportation. In absolute terms, the cost of transportation decreased by approximately $1.5 million or 11.0%, during the three months ended June 30, 2006 over the previous year period. During the nine months ended June 30, 2006, cost of transportation increased by approximately $2.7 million or 7.6%, versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins increased to 30.1% during the quarter ended June 30, 2006 from 28.6% in the same quarter of the previous fiscal year, and decreased for the nine month comparative period then ended to 28.3% from 29.6% in the prior year period. Net revenue decreased by approximately ($224,000) to $5,106,000 for the three months ended June 30, 2006 versus the same three months of the prior year, and increased by approximately $171,000, to $15,099,000 for the nine month comparative period then ended.


Selling, General and Administrative Expenses

     As a percentage of sales, operating expenses increased by 3.4% for the three months ended June 30, 2006, to 29.8%, in comparison to the three months ended June 30, 2005, driven by a higher rate of licensee commissions in relation to sales, as well as higher personnel and facilities costs. Operating expenses held at 27.9% of sales during the nine months ended June 30, 2006 in comparison to the prior year period. In absolute terms, operating expenses increased by approximately $97,000 or 2.0% during the three-month period ended June 30, 2006 as compared to the same period in the prior fiscal year, led by higher licensee commissions. Operating expenses increased by approximately $802,000, or 5.7% during the nine months ended June 30, 2006 over the prior year period. The increases in SG&A expenses for the nine month comparative period were primarily driven by higher personnel costs, increased licensee commissions, and an increase in bad debt expense.

     Personnel expenses decreased during the three month period ended June 30, 2006 by approximately $114,000 over the previous year comparative period, primarily due to the reversal of the executive bonus that had accrued over the first six months of the fiscal year. Personnel expenses also decreased as a result of the conversion of the Company's Newark, New Jersey branch location to a licensee operation at the beginning of the quarter. Personnel costs increased by approximately $308,000 during the nine months ended June 30, 2006, primarily driven by an increase in headcount of operations and corporate personnel, necessary to sustain the growth in business volume. Corporate salary expense was also higher as a result of new employment agreements that were ratified during the third quarter of fiscal 2005.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $157,000 for the three-month period ended June 30, 2006 in comparison to the same period in the previous year, and increased for the nine months then ended over the previous year period by approximately $213,000. The conversion of the Newark branch location to a licensee operation at the beginning of the quarter accounted for the increases in the three and nine month periods.

     Expenses related to business travel and entertainment increased by approximately $96,000 during the nine months ended June 30, 2006 in comparison to the same period of the prior year, reflecting the overall increase in business volume. Fees accrued on behalf of the Company's three newly appointed Directors amounted to approximately $19,000 for the three months ended June 30, 2006,and amounted to $75,000 for the nine months then ended, which included compensation for the fourth quarter of fiscal 2005.

     Bad debt expense increased for the three months ended June 30, 2006 by approximately $41,000, and increased by approximately $119,000 for the nine months then ended. The increase during the three month period reflects a negotiated settlement payment the Company made during the quarter for the return of funds received from a customer who had filed for Chapter 11 bankruptcy status in 2005. The comparative increase in bad debt expense during the nine month period is due to a combination of higher sales in fiscal 2006 versus fiscal 2005 and a downward adjustment made during the second quarter of fiscal 2005. MIS fees increased by approximately $16,000 and $73,000 respectively for the three and nine months ended June 30, 2006 in comparison to the prior year periods, reflecting the use of two computer systems during the transition from our older system to the new system. Such costs include fees for training and system enhancement on the new Air-Trak computer system in addition to costs associated with the upkeep of our current system.

     Legal fees, which had increased significantly during the three and nine months ended June 30, 2005, as a result of Allstates defense and settlement effort related to an action commenced by a majority shareholder against the Company, decreased during the three and nine months ended June 30, 2006 in comparison to that period by approximately $42,000 and $219,000 respectively.

     SG&A expenses presented for the three months ended June 30, 2006 and 2005 are inclusive of expenditures to related
parties   totaling  $394,519 and  $445,779,  respectively.
SG&A expenses presented for the nine months ended June 30, 2006 and 2005 are inclusive of expenditures to related parties totaling $1,420,724 and $1,212,519, respectively.

Income from Operations

     Operating income decreased during the three months ended June 30, 2006 by approximately $322,000, to 56,000 compared to the same three month period in the previous year, for the reasons indicated above. During the nine month period ended June 30, 2006, operating income decreased by approximately $630,000, to $211,000 compared to the same nine month period in the prior year. The operating margin decreased for the three months ended June 30, 2006 by (1.7%), to 0.3% of sales compared to the prior fiscal year period. In comparison to the respective period ended June 30, 2005, the operating margin for the nine month period ended June 30, 2006 decreased by 1.3%, to 0.4% of sales.


Interest Expense, net

      Interest expense increased for the three and nine months ended June 30, 2006 by approximately $31,000 and $62,000 respectively, as compared to the same periods in the previous year, reflecting higher interest rates on higher average borrowing levels.


Other income

     Other income represents funds received during the period from the final distribution settlement of the Q
Logistics Chapter 11 filing from February 2001.

Net Income/(Loss)

     Income before income taxes decreased to a loss of approximately ($32,000) during the quarter ended June 30, 2006, versus net income of approximately $322,000 during the same period in the prior year. The Company recorded a tax provision of $45,000 for the quarter ended June 30, 2006 as compared to a tax provision of $157,000 for quarter ended June 30, 2005. The net loss after tax amounted to approximately ($77,000) or (0.5%) of revenues during the third quarter of Fiscal 2006 versus net income of $165,000 or 0.9% of revenues in the third quarter of Fiscal 2005.

     Income before income taxes decreased to approximately $77,000 during the nine months ended June 30, 2006, from a net profit of approximately $671,000 during the same period in the prior year. The Company recorded a tax provision of $97,000 for the nine months ended June 30, 2006 as compared to a tax provision of $320,000 for nine months ended June 30, 2005. The net loss after tax amounted to approximately ($19,000) or (0.0%) of revenues during the first three quarters of Fiscal 2006 versus $352,000 or 0.7% of revenues during the first three quarters of Fiscal 2005.


Liquidity and Capital Resources

       Net cash provided by operating activities was approximately $149,000 for the nine months ended June 30, 2006 compared to net cash provided by operations of approximately $531,000 for the nine months ended June 30,
2005. For the nine months ended June 30, 2006, cash was provided by the net income of the Company and the $995,000 decrease in accounts receivable, offset by a $1,231,000 decrease in accounts payable. Net income, net of non-cash charges totaled $384,000. For the nine months ended June 30, 2005, cash was provided by the net income of the company as well as an increase in accounts payable of $1,502,000, offset by an increase in accounts receivable of $1,776,000.

     At June 30, 2006, the Company had cash of $647,000 and net working capital of $1,245,000, compared with cash of $590,000 and net working capital of $1,249,000 respectively, at June 30, 2005. Working capital at June 30, 2006 versus June 30, 2005 was affected by the Company's net income, net of non-cash charges, during the preceding twelve months, offset primarily by expenditures made toward the purchase of a new computer system.

     The Company's investing activities during the nine months ended June 30, 2006 were primarily comprised of expenditures for capital equipment, primarily representing purchases of computer hardware for the new computer system. For the nine months ended June 30, 2006, capital expenditures amounted to approximately $487,000, of which approximately $120,000 is financed by a three year leasing arrangement. Capital expenditures amounted to approximately $101,000 for the nine months ended June 30, 2005.

      During March 2005, Allstates extended a $250,000 loan to a licensee to finance their expansion effort. The loan is being paid back with weekly payments over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. Through
June   30,  2006,  Allstates  has  collected  $101,108   of
principal on the loan, including $59,535 during fiscal 2006.

      The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which extends to February 28, 2007, interest on outstanding borrowings accrues at the Bank's prime rate of interest (8.00% at June 30, 2006). Outstanding borrowings on the line of credit at June 30, 2006 and 2005 were $2,300,000 and $1,599,500, respectively.




Forward Looking Statements

      The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the
Private  Securities  Litigation Reform  Act  of  1995.   The
statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) including, but not limited to, those relating to the availability of cargo space; the Company's plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition; Ocean Transportation Intermediary License; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the effects of regulation; results of litigation; the Company's vulnerability to general economic conditions; the control by the Company's principal shareholder; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other


                             -12-
<PAGE
factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.



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

  In order to ensure that Messrs. Buckelew, Meyer, and Starkey
  (or their successors duly appointed pursuant to the Bylaws) continue to serve pursuant to the terms of the Settlement
  Agreement, and not at the pleasure of Mr. Guido, the majority shareholder, the Court entered a second order on August 24, 2005 (the "Second August 24 Order"), which provides that Messrs. Guido, DiGiralomo, Theile, and Stratton are required by the Settlement
  Agreement to nominate
  and vote for, as Directors, Messrs. Buckelew, Starkey, and Meyer (or their duly appointed successors) at future meetings of the Company's shareholders at which directors are to be chosen.

  On November 7, 2005, the Court entered a Consent Order pursuant to which Mr. and Mrs. Guido waived their right to pursue reimbursement from the defendants of any and all counsel fees paid or incurred in connection with the matter. Accordingly, there are no issues left outstanding in the matter, and it has been finally concluded.

  Note:  On August 2, 2006, the Company received a Written
  Consent in Lieu of a Special Meeting of the Stockholders
  of Allstates WorldCargo, Inc. (the "August 2006 Written
  Consent"), signed by the Messrs. Guido, DiGiralomo,
  Theile, and Stratton, all of whom constitute the holders
  of a majority of the issued and outstanding shares of
  stock of the Company, and the parties to the Settlement
  Agreement.   The effect of the August 2006 Written
  Consent was to modify the Settlement Agreement by (1) removing Messrs. Buckelew, Starkey, and Meyer from the Board of Directors, (2) amending Section 3.02 of the By-
  Laws to provide that the Board of Directors shall consist of not less than one and not more than ten directors, with the precise number of directors within that range to be set by the Board each year before the annual meeting of shareholders, and with the number of directors immediately following the adoption of the amended Section 3.02 being four, and (3) amending
  Sections 3.12(b) and 3.12(c) to provide that vacancies in the Board shall be filled by an affirmative vote of the remaining Board. The actions taken in the August
  2006 Written Consent will become effective immediately upon the passage of 20 days from the mailing of an Information Statement to all stockholders of the Company pursuant to Regulation 14C of the Exchange Act of 1934.
  Upon the effectiveness of the August 2006 Written
  Consent, the Board will consist of Messrs. DiGiralomo, Theile, Stratton, and Guido.

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

  The parties reached a settlement of the action, pursuant to which GTD will pay the sum of ten thousand dollars ($10,000) in full and complete settlement of all claims. On March 6, 2006 the Court granted the parties' Application for Determination of Good Faith Settlement Pursuant California Code of Civil Procedure, which would bars any other joint tortfeasor or co-obligor from any further claims against GTD arising out of the transaction. The entry of that March 6 Order finalized the settlement of the action, and on March 8 GTD submitted the settlement payment, thus completing its obligations under the settlement.

  Jeffrey H. Mims, Chapter 7 Trustee v. Allstates WorldCargo,
  Inc.   On or about May 25, 2005, the Company was made a
  defendant in an Adversary Proceeding brought by the bankruptcy trustee of Mosaic Group US., Inc, to recover an alleged preferential transfer under 11 U.S.C. Sec. 547 in the sum of approximately $191,000, and a post-petition transwer under 11 U.S.C. Sec. 549, in the sum of approximately $18,000. The parties reached a settlement in April 2006, pursuant to which the bankruptcy trustee agreed to accept the $45,000 in full settlement of all claims. On May 18, 2006, the Bankruptcy Court Entered an Order approving the settlement. The Company made the settlement payment, and the matter has been concluded.

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

 ALLSTATES WORLDCARGO, INC.

 BY:       /s/ SAM DIGIRALOMO            DATED:   August 14, 2006
 Sam DiGiralomo, President and CEO


 BY:      /s/ Craig D. Stratton          DATED:   August 14, 2006
 Craig D. Stratton, CFO, Secretary,
 Treasurer and Principal Financial Officer