Form 10-K
period 2006-09-30
ALLSTATES WORLDCARGO INC
filed 2006-12-29
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC   20549

                                Form 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

The number of shares of Common Stock outstanding as of December 29, 2006 was 32,509,872 shares.

At December 29, 2006, the voting stock of the registrant had not been publicly quoted.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 20 offices throughout the United States, including the corporate headquarters, and employs 89 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. Allstates currently has strategic alliance agreements with agents in the United Kingdom, European, South American and Far East markets.

     Allstates neither owns nor operates any aircraft or ships. By not owning or operating its own equipment, Allstates believes it is able to provide more flexible delivery schedules and shipment size. In addition, by eliminating the substantial fixed expenses associated with the ownership of such equipment, Allstates has been able to affect certain cost savings.

Marketing and Licensing

     Allstates markets its services through a network of 19 domestic branch offices, its strategic alliances, and selected agents throughout the world. Allstates is a party to several site licensing agreements in which those licensees have contracted with the Company to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 19 branch locations, 13 are licensees operations, while 6 are company owned and staffed operations.

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

During the first half of calendar year 2006, Allstates began the rollout of a new freight tracking system that provides all the features of the current system and adds new features such as:

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

Allstates is rolling out the new system on a station-by-station basis. Through the end of December 2006, nine of the Company's stations have converted to the new tracking system. Management expects the full conversion to be completed by June 30, 2007.


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

Customers

     Allstates has a diverse customer base, with approximately 1,700 accounts. In fiscal 2006, no customer accounted for more than 10% of revenues. Over the 45 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

Employees

     As of December 16, 2006, the Company employed a total of 85 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 83 employees (of which 5 are part time), including 43 in operations and customer service, 13 in sales, marketing and related activities, 3 in management information systems, and 24 in administration and finance. The Audiogenesis Systems division has 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.

Pension Plan

Effective   May  1994,  the  Company  adopted  a  discretionary   non-
standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 2006, the maximum contribution allowed by the Code was the lesser of 100% of an employees' compensation, or $15,000. Participants who attained age 50 prior to the close of the plan year are eligible to make catch-up contributions of an additional $5,000, after the maximum contribution has been made. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% vested at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 2006.

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


ITEM 2.    DESCRIPTION OF PROPERTY

     Allstates occupies approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease which is due to expire in fiscal 2009. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 51,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Company leased properties generally run for an average term of three years and are scheduled to expire between fiscal 2008 and fiscal 2009. The total rent expense for company leased facilities was approximately $636,000 during fiscal 2006. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The Company's branch locations as of September 30, 2006 were:


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

     Pittsburgh, Pennsylvania   Minneapolis, Minnesota

     Philadelphia,
     Pennsylvania               Raleigh, North Carolina

     Atlanta, Georgia           San Francisco, California

     Baltimore, Maryland        San Diego, California

     Boston, Massachusetts      Wayne, New Jersey

     Chicago, Illinois



ITEM 3.  LEGAL PROCEEDINGS

Environmental matter

     As previously reported, the Company has been involved in an ongoing environmental proceeding pertaining to five underground storage tanks and two above ground storage tanks that were removed from a facility in which the Company leased office space at the time prior to 1997. Also as previously reported, the Company performed certain remedial work and monitoring as required by the New Jersey Department of Environmental Protection (the "NJDEP"), and at the NJDEP's request, the Company submitted proposal that no further action was required. The NJDEP subsequently issued a No Further Action ("NFA") letter for the soil and groundwater. Pursuant to the NFA, Allstates was to seal the monitoring wells at the site.

     As previously reported, the work was unable to be completed due to site improvements installed by the current property owner that rendered the monitoring wells inaccessible. While the property owner agreed to fund the additional costs necessary to access the wells for abandonment, information provided by the owner indicates that the monitoring wells were likely destroyed and that abandonment is not feasible.

     In order to resolve the matter administratively with DEP, Allstates must proceed through NJDEP's Notice of Non-Compliance process for lost or destroyed wells. This process requires that the party demonstrate that it made an appropriate effort to find and properly abandon the wells, but that abandonment is not possible. Documentation was submitted by counsel to the NJDEP to demonstrate that when the site improvements were installed, the contractors excavated to a depth such that the wells would have been destroyed beyond the ability to be properly abandoned. Although the NJDEP has acknowledged that a high penalty is unlikely, it cannot estimate the amount of penalty until the time of settlement. Allstates will proceed to resolve the issue administratively pursuant to the Notice of Non-Compliance process. A conservative estimate for the penalty, including some premium assessed by the NJDEP, may be $3,000-$10,000. The law provides for higher penalties, but the NJDEP has not typically assessed significant penalties in this type of matter.

     Allstates counsel has received written confirmation from the property owner that it would assume the cost of the penalty, conservatively estimated at $3,000 to $10,000, as well as the costs to perform the remaining work concerning the well closure issue and the legal fees to resolve the matter.

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

     As previously reported, pursuant to the Settlement Agreement that resolved the litigation that was commenced in October 2004 by the Company's majority shareholder (the "Shareholder Litigation"), the By-Laws of the Company were amended to provide that the Board of Directors shall consist of seven members. The number of directors prior to the amendment was four. Also pursuant to the Settlement Agreement, Charles F. Starkey, Alan E. Meyer, and Joseph Buckelew were appointed to fill the vacancies on the Board of Directors created by the expansion of its size. The By-Laws were also amended, pursuant to the Settlement Agreement, to provide for the manner in which vacancies in the Board of Directors were to be filled. The Settlement Agreement also required the parties to nominate and vote for, as Directors, Messrs. Buckelew, Starkey, and Meyer (or their duly appointed successors) at future meetings of the Company's shareholders at which directors are to be chosen.

     On August 2, 2006, the Company received a Written Consent in Lieu of a Special Meeting of the Stockholders of Allstates WorldCargo, Inc. (the "Written Consent"), signed by the Messrs. Guido, DiGiralomo, Theile, and Stratton, all of whom constitute the holders of a majority of the issued and outstanding shares of stock of the Company, and the parties to the Settlement Agreement. The effect of the Written Consent was to modify the Settlement Agreement by (1) relieving the parties of the obligation to nominate and vote for Messrs. Buckelew, Starkey, and Meyer (or their duly appointed successors) as Directors,
(2) removing Messrs. Buckelew, Starkey, and Meyer from the Board of Directors, (3) amending Section 3.02 of the By- Laws to provide that the Board of Directors shall consist of not less than one and not more than ten directors, with the precise number of directors within that range to be set by the Board each year before the annual meeting of shareholders, and with the number of directors immediately following the adoption of the amended Section 3.02 being four, and (4) amending Sections 3.12(b) and 3.12(c) to provide that vacancies in the Board shall be filled by an affirmative vote of the remaining Board.

     The Written Consent also provided that the By-Laws, as amended, have been adopted by the Shareholders, and may not be amended or repealed by the Board of Directors.

Liberty Mutual Insurance Company v. Lightning Freight Inc., GTD Logistics, Inc., and Gilberto Cordova.

      As previously reported, The Company's subsidiary, GTD Logistics, Inc. ("GTD") was a defendant in an action pending in Los Angeles Superior Court, Docket No. 326868, brought by Liberty Mutual Insurance Company ("Liberty"), regarding freight brokerage services that GTD provided for a shipment that was allegedly stolen. The tractor trailer hauling the shipment allegedly contained several million dollars of hard disk drives. After the truck and trailer were allegedly stolen, the owner of the contents of the trailer made a claim against UPS Supply Chain Solutions, the shipper, who then made a claim against its insurance company, Liberty. Liberty sought to recover from GTD, and also from the carrier and truck driver, the amount that allegedly expended to cover the loss suffered by its insured, the owner of the contents of the trailer. The Complaint requested damages of not less than $1,400,000.

     Liberty alleged that when GTD agreed to provide brokerage services for the shipment of the cargo, GTD also promised to select a motor carrier with no less than $1 million in cargo insurance coverage, and to select a carrier that would follow certain asset protection rules. Liberty alleged breach of contract and negligence against GTD for failure to comply with these alleged promises. GTD and Lightning Freight, Inc., the carrier, filed Cross-Complaints against each other and Gilberto Cordova, the truck driver. Gilberto Cordova never appeared in the matter and the Court entered a default against him.

     The parties reached a settlement of the action, pursuant to which GTD paid the sum of ten thousand dollars ($10,000) in full and complete settlement of all claims. On March 6, 2006 the Court granted the parties' Application for Determination of Good Faith Settlement Pursuant to California Code of Civil Procedure, which would bar any other joint tortfeasor or co-obligor from any further claims against GTD arising out of the transaction. The entry of that March 6 Order finalized the settlement of the action, and on March 8, 2006 GTD submitted the settlement payment, thus completing its obligations under the settlement.


Jeffrey H. Mims, Chapter 7 Trustee v. Allstates WorldCargo, Inc.

      As previously reported, the Company was a defendant in an Adversary Proceeding in the bankruptcy case of Mosaic Group US., Inc., pending in the United States Bankruptcy Court for the Northern District of Texas, Bankruptcy Case No. 02-81440. The lawsuit sought to recover an alleged preferential transfer under 11 U.S.C. Sec. 547 in the sum of approximately $191,000, and a post-petition transfer under 11 U.S.C. Sec 549, in the sum of approximately $18,000.

     In April 2006, the case was settled, with the Company agreeing to pay the total sum of $45,000 in settlement of all claims. The
Bankruptcy Court approved that settlement by Order dated May 18, 2006. The Company made the agreed-upon payment, and the case has been concluded.

Masterbrush, LLC and B&G Plastics, Inc. v. Allstates Logistics, Inc. and T.H. Weiss, Inc.

      As previously reported, on or about December 5, 2005, Masterbrush, LLC ("Masterbrush") and B&G Plastics, Inc. ("B&G") commenced an action against the Company's wholly-owned subsidiary Allstates Logistics, Inc. ("ALI") and T.H. Weiss, Inc. ("Weiss"), alleging various causes of action arising out of the importation by Masterbrush of a quantity of natural bristle paintbrushes produced in China (the "Brushes").

     The Complaint alleged that plaintiffs retained ALI to expedite the importation of the Brushes into the United States, that ALI wrongfully failed to advise plaintiffs that the Brushes were subject to federal antidumping duties of 351.92 percent (the "Antidumping Duty") in addition to the 4 percent normal duty, and that by reason of ALI's (alleged) failure to so advise plaintiffs, plaintiffs were required by U.S. Customs to pay the Antidumping Duty, in the amount of $422,282. The plaintiffs seek to recover compensatory and consequential damages.

      The case settled in November 2006. Pursuant to the settlement, the case was dismissed against the Company, without any admission of liability on the Company's part. The Company was not, and will not be, required to pay any money to the plaintiffs or any other party."

Autosplice, Inc. v. Allstates WorldCargo, Inc.

     On or about November 30, 2006, a complaint was filed against the Company in the Superior Court of California, County of San Diego, Docket No. GIC876245. In that case, the plaintiff alleges breach of contract and tortious behavior in connection with a shipment of equipment handled by the Company. The plaintiff alleges that it was damaged in the amount of $139,379, which it seeks to recover. The plaintiff has reserved the right to seek punitive damages in the amount of $400,000.

     The action is only recently commenced, and has not progressed past the service of the Summons and Complaint. The Company intends to contest the matter, and has turned the matter over to its insurance carrier, which has confirmed acceptance for defense and/or settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 2, 2006, the Company received a Written Consent in Lieu of a Special Meeting of the Stockholders of Allstates WorldCargo, Inc., resolving that the By-Laws of the Company were to be amended. The action taken by the stockholders was described in detail in the Form 8-K filed by the Company on August 4, 2006, which Form 8-K is incorporated herein by reference.



                               PART II

ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has not yet been publicly traded. The Company anticipates that its common stock will be listed for quotation on the NASD OTC Bulletin Board in the near future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2006. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                         YEAR ENDED SEPTEMBER 30,
                                  (in thousands, except per share data)

                                 2002     2003     2004     2005    2006

STATEMENT OF OPERATIONS DATA

Revenues                        $36,403 $46,293  $54,705  $68,842  $71,217
Income (loss) from operations       534    (326)     727    1,086      449
Net income (loss)                   136    (582)     233      603       80
Basic net income (loss) per
common share                       $.00   ($.02)    $.01     $.02     $.00
Diluted net income (loss) per
common share                       $.00   ($.02)    $.01     $.02     $.00

Weighted average
     Common shares outstanding
       - basic                   32,510  32,510   32,510   32,510   32,510
Weighted average
     Common shares outstanding
       - diluted                 32,510  32,510   32,510   32,510   32,510


BALANCE SHEET DATA:

Working capital                  $1,534 $1,050   $1,081   $ 1,527  $1,369
Total assets                      8,050  8,287    9,787    12,699  12,807
Liabilities - current             5,477  6,338    7,577     9,838   9,896
Liabilities - long term           2,453  2,412    2,440     2,487   2,457
Total stockholders' equity
 (deficit)                          120   (462)    (229)      374     454

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


Results of Operations

     The  following table sets forth for the periods indicated certain
financial   information   derived  from  the  Company's   consolidated
statement of operations expressed as a percentage of total revenues:

                                        Fiscal Year Ended September 30,
                                            2006      2005      2004
                                        --------------------------------
Revenues                                   100.0%    100.0%     100.0%
Cost of transportation                      70.9      71.0       67.7
                                           -----     -----      -----
Gross profit                                29.1      29.0       32.3

Operating expenses:
  Personnel costs                            9.7       9.8       11.9
  License commissions and royalties         12.7      11.5       12.0
  Other selling, general and
   administrative expenses                   6.1       6.1        7.1
                                           -----     -----      -----
Total operating expenses                    28.5      27.4       31.0

Operating income                             0.6       1.6        1.3
Interest expense, net                       (0.4)     (0.4)      (0.4)
Other income/(expense)                       0.1       0.0        0.0
                                           -----     -----      -----
Net income before tax provision              0.3       1.2        0.9

Tax provision                               (0.2)     (0.3)      (0.5)
                                           -----     -----      -----
Net income                                   0.1%      0.9%       0.4%


REVENUES

Fiscal 2006 vs. fiscal 2005

     The revenues of Allstates WorldCargo represent gross consolidated sales less customer discounts. Sales increased for the fiscal year ended September 30, 2006 by approximately $2.4 million, or 3.5%, to 71,217,000, over the previous fiscal year ended September 30, 2005, reflecting an overall increase in volume of freight shipped. Domestically-routed freight revenues increased by $1,337,000, or 2.4%, to $56,179,000 over the previous fiscal year, and international freight revenues increased by $1,038,000, or 7.4%, to $15,038,000 over that earned in the prior fiscal year.

     Domestic sales increased in fiscal 2006 compared to the prior year despite the adverse affect of Allstates' termination of the contractual relationship with our Chicago branch licensee during the second quarter of the year. Although management determined that the termination of the agreement was a necessary and prudent decision, domestic revenue for that branch alone decreased from the previous
fiscal year by approximately $2,229,000.   The growth in international
revenues primarily reflects an increase in air export business.


Fiscal 2005 vs. fiscal 2004

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


NET REVENUES

Fiscal 2006 vs. fiscal 2005

           Net revenues represents the revenues of the Company after subtracting the cost of arranging transportation services to our customers, which we refer to as cost of transportation. The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. As a percentage of revenues, the total cost of transportation was stable for the fiscal year ended September 30, 2006 in comparison to the fiscal year ended September 30, 2005, decreasing by 0.1%, to 70.9% of sales. The cost of transportation percentage on international shipments decreased by 1.4% primarily reflecting growth in higher margin air export freight, while the cost percentage on domestic shipments increased slightly by 0.2% of sales primarily due to the continued growth in selected lower margin distribution business. In absolute terms, cost of transportation increased by $1,636,000, or 3.3%, to $50,494,000 for the fiscal year ended September 30, 2006 compared to the prior fiscal year, reflecting the increase in sales. Gross margins, which are stated as a percentage of net revenues to gross sales, increased to 29.1% of sales for fiscal 2006. Net revenues increased by $740,000, or 3.7%, to $20,723,000 in fiscal 2006 versus fiscal 2005.




Fiscal 2005 vs. fiscal 2004

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




SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Fiscal 2006 vs. fiscal 2005

     Selling, general and administrative expenses include personnel costs, licensee commissions and other costs necessary to operate our business. SG&A expenses increased as a percentage of revenues by 1.1%, to 28.5%, for the fiscal year ended September 30, 2006 when compared to the prior fiscal year ended September 30, 2005. In absolute terms, operating expenses increased by approximately $1,376,000, or 7.3%, to $20,274,000. The increase in operating cost expenditures can be primarily attributed to a combination of higher licensee commission, personnel and facilities costs.

     Allstates pays commissions to licensees and independent sales agents as compensation for generating profits for the Company. Licensee commissions and royalties pursuant to licensee agreements increased by approximately $1,207,000 in fiscal 2006 over fiscal 2005. The higher expense is primarily due to the change in status of our Newark, NJ branch from a company-owned branch location to a licensee operated station effective April 1, 2006. Licensee commissions and royalties expensed to that station totaled approximately $1,054,000 in fiscal 2006, based on the gross profits generated at that location. On a comparative basis from fiscal 2005, the Company eliminated approximately $830,000 of normal operating expenses at that station, primarily in personnel and facilities related costs.
A net increase in gross profits at our other licensee locations accounts for the balance of the increase in licensee commissions.
As a percentage of revenues, licensee commissions and royalties increased by 1.2%, to 12.7% of sales, in fiscal 2006.

     Personnel costs increased overall by approximately $157,000 during the fiscal year ended September 30, 2006, despite a savings in personnel costs at our Newark station of approximately $551,000. The increase primarily reflected higher salary and related expenses for operations and corporate personnel. During the year, Allstates added to headcount of operations personnel at other company stations, as well as corporate personnel, necessary to sustain the growth in business volume and support the Company's infrastructure. Corporate salary expense was also higher due to the full year effect of new employment agreements that were ratified during the third quarter of fiscal 2005.

     Rent expense increased approximately $85,000 over the previous fiscal year, net of a comparative decrease in rent at the Newark station of approximately $78,000. The increase was driven by new warehouse leases at two of our company stations.

     Expenses related to business travel and entertainment increased by approximately $76,000 during the fiscal year ended September 30, 2006 in comparison to the same period of the prior year, primarily reflecting the increased business volume.

     Fees accrued on behalf of the Company's three Directors that were appointed during the fourth quarter of fiscal 2005 amounted to $75,000 for the fiscal year. Those Directors were dismissed by majority vote prior to the end of the 2006 fiscal year.

     Bad debt expense increased for the fiscal year ended September 30, 2006 in comparison to the previous fiscal year by approximately $108,000. This increase is due in part to a negotiated settlement payment of $45,000 the Company made during the fiscal year for the return of funds received from a customer who had filed for Chapter 11 bankruptcy status in 2005, as well as a $25,000 downward adjustment made to the reserve account during the second quarter of fiscal 2005.

     MIS fees increased by approximately $94,000 for the fiscal year ended September 30, 2006 in comparison to the prior year period, which is primarily a result of our using two computer systems during the transition from our older system to the new system. Such costs include fees for training, troubleshooting and system enhancement on the new Air-Trak computer system, in addition to costs associated with the maintenance of our current system.

     Depreciation expense increased by approximately $73,000 in fiscal 2006 versus fiscal 2005 primarily due to Allstates purchase of the Air-Trak related software and hardware.

     Legal fees decreased by approximately $374,000 during the fiscal year ended September 30, 2006 as compared to fiscal 2005. During fiscal 2005, legal fees were driven to a higher level as a result of Allstates defense and settlement effort related to an action commenced by a majority shareholder against the Company.


Fiscal 2005 vs. fiscal 2004

     As a percentage of revenues, SG&A expenses decreased by 3.6%, to 27.4%, for the fiscal year ended September 30, 2005 as compared to the fiscal year ended September 30, 2004, reflecting the increase in revenues in relation to fixed operating expenses. In absolute terms, SG&A expenses increased by approximately $1,979,000, or 11.7%, to $18,897,000 in fiscal 2005 in comparison to fiscal 2004, primarily reflecting higher expense for licensee commissions and legal fees.

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




OPERATING INCOME

     Income from operations decreased by approximately ($637,000) for the fiscal year ended September 30, 2006, to $449,000, versus the fiscal year ended September 30, 2005, primarily reflecting the increase in operating expenses. The operating margin decreased by (1.0%) during fiscal year 2006, also reflecting the increase in operating expenses as a percent of revenues.

      Income from operations increased by approximately $359,000 for the fiscal year ended September 30, 2005, to $1,086,000, versus the fiscal year ended September 30, 2004, primarily reflecting the increase in sales volume, offset by higher costs of transportation as a percent of revenues. The operating margin increased by 0.3% during fiscal year 2005.

NET INTEREST EXPENSE

     Allstate's interest expense obligation consists primarily of the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the August 24, 1999 reverse acquisition, as well as on borrowings against the line of credit established with our bank. Interest on the note was approximately $164,000 and $166,000 during fiscal 2006 and fiscal 2005, respectively.

     Net interest expense increased by approximately $90,000 during the fiscal year ended September 30, 2006, to $323,000 in comparison to the prior year, reflecting the rise in interest rates during the year applied to higher average outstanding borrowings. Net interest expense during the fiscal year ended September 30, 2005 increased by approximately $16,000 from the previous fiscal year, to $234,000, reflecting a higher average borrowing rate applied to higher average outstanding borrowings.


OTHER INCOME

     Other income totaled approximately $94,000 in fiscal 2006, primarily representing funds received during the year from the final distribution settlement of the Q Logistics Chapter 11 filing that took place in February 2001.


NET INCOME

Net income before taxes decreased by approximately ($656,000), to $196,000 for the fiscal year ended September 30, 2006, compared to the previous fiscal year then ended. The Company recorded a tax provision of approximately $116,000 for fiscal 2006. Net income after taxes for fiscal 2006 was approximately $80,000 versus net income of $603,000 in the previous fiscal year.


Net income before taxes increased by approximately $331,000, to $852,000 for the fiscal year ended September 30, 2005, compared to the previous fiscal year then ended. The Company recorded a tax provision of approximately $249,000 for fiscal 2005. Net income for fiscal 2005 was $603,000 versus net income of $233,000 in the previous fiscal year.







Liquidity and Capital Resources

     Net cash used for operating activities was approximately $355,000 for the fiscal year ended September 30, 2006 compared to net cash used for operations of approximately $44,000 for the fiscal year ended September 30, 2005. In fiscal 2006, cash was used primarily to satisfy the Company's accounts payable obligations, resulting in a decrease in accounts payable and accrued expenses of approximately $687,000, as well as to finance the approximately $303,000 increase in accounts receivable, offset by approximately $584,000 of income net of non-cash charges. The increase in accounts receivable relates primarily to the increase in revenue in fiscal 2006 over fiscal 2005. The decrease in accounts payable primarily reflects an accelerated cycle of payments.

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

      At September 30, 2006, the Company had cash of $112,000 and net working capital of $1,369,000, compared with cash of $180,000 and net working capital of $1,527,000 respectively, at September 30, 2005. The decrease in working capital at September 30, 2006 compared to September 30, 2005 is primarily attributable to capital expenditures made during the year, offset by the Company's net income as well as the collection of loan proceeds.

      The Company's investing activities are primarily comprised of expenditures for capital equipment, for the most part representing purchases of computer hardware and software. During the fourth quarter of fiscal 2005, Allstates initiated the purchase and implementation of a new computer system. During the fiscal year ended September 30, 2006, the Company made approximately $356,000 in purchases toward the new system, of which approximately $120,000 is financed by a three year leasing arrangement. In addition, during the third and fourth quarters of fiscal 2006, Allstates paid a sum of approximately $147,000 to the Newark, NJ licensee as a start-up fee. Allstates has capitalized this expenditure as a leasehold improvement and will depreciate it over a fifteen year period. In total, capital expenditures amounted to approximately $531,000 during the fiscal year ended September 30, 2006. For the fiscal year ended September 30, 2005, capital expenditures totaled approximately $230,000. Proceeds from the sale of fixed assets, primarily of company-owned automobiles, amounted to approximately $49,000.

     During March 2005, Allstates extended a $250,000 loan to a licensee to finance their expansion effort. The loan is being paid back with weekly payments over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. During fiscal 2006, Allstates collected $79,996 of principal on the loan, and collected $41,573 during fiscal 2005.

     The Company has a commercial line of credit with a bank, which became effective on March 30, 2006, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires February 28, 2007, interest on outstanding borrowings accrues at the banks prime rate of interest (8.25% at September 30, 2006). Allstates previously had a $2,000,000 line of credit with a different bank, which was originally scheduled to expire on January 31, 2007. However, that line of credit was paid off and terminated concurrent with the opening of the line of credit with the new bank. Outstanding borrowings on the lines of credit at September 30, 2006 and 2005 were $2,300,000 and $1,600,000, respectively.

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

The following table summarizes our significant contractual obligations as of September 30, 2006

Contractual Obligations (dollars in thousands)
                    Payments Due by Fiscal Year

                                   Total    2007  2008  2009  Thereafter
Long-term Debt (1)                 2,337     25     25    25    2,262
Interest on long-term debt (1)     7,644    163    161   159    7,161
Line of Credit (2)                   102    102
Capital Lease Obligations (3)        154     82     72
Operating Leases (4)               1,315    574    582   159

    Total                         11,552    946    840   343    9,423

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

(2) Assumes 8.25% interest on $3,000,000 borrowing against revolving line of credit facility, expiring February 28, 2007.

(3) Capital lease obligation represents principal and interest on purchase of Air-Trak computer system. Value of financed equipment is approximately $211,000. Lease interest ranges from 11.37% to 12.96%.

(4) Operating leases primarily relates to the lease of space used for our operations in Forked River, NJ, Pittsburgh, PA, Jacksonville, FL, Miami, FL, and St. Louis, MO.



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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


















         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
     As of September 30, 2006 and 2005 and for the Years
           Ended September 30, 2006, 2005 and 2004

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
     As of September 30, 2006 and 2005 and for the Years
           Ended September 30, 2006, 2005 and 2004


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

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries
Lacey, New Jersey

We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (a corporation), as of September 30, 2006 and 2005, and the related consolidated statements of net income, stockholders' equity (deficit), and cash flows for the three years ended September 30, 2006, 2005 and 2004. These consolidated financial statements (see Note 2) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates WorldCargo, Inc. and Subsidiaries, as of September 30, 2006 and 2005, and the results of their operations and cash flows for the three years ended September 30, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.





Toms River, New Jersey
December 13, 2006

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              September 30, 2006 and 2005


                         ASSETS                                 2006        2005
                                                            -----------    -----------
CURRENT ASSETS
Cash and Cash Equivalents                                    $  111,630    $  180,317
Accounts Receivable, net of allowance for doubtful accounts  10,707,363    10,681,589
Inventories                                                      18,421        29,641
Prepaid Expenses and Other Assets                               129,335       127,550
Prepaid Income Taxes                                             52,297        80,415
Loans Receivable - Licensee - Current Portion                    86,190        80,385
Deferred Tax Asset - Current Portion                            159,859       184,982
                                                            -----------    -----------
Total Current Assets                                         11,265,095    11,364,879

PROPERTY AND EQUIPMENT, net of accumulated depreciation         892,274       599,042
                                                            -----------    -----------

INTANGIBLE AND OTHER ASSETS
Deposits                                                         46,511        33,227
Loans Receivable - Licensee                                      42,241       128,042
Other Receivables                                                25,346        38,504
Goodwill, including related acquisition costs,
 net of accumulated amortization                                535,108       535,108
                                                            -----------    -----------
Total Intangible and Other Assets                               649,206       734,881
                                                            -----------    -----------
Total Assets                                                $12,806,575    $12,698,802
                                                            ===========    ===========

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              September 30, 2006 and 2005


     LIABILITIES AND STOCKHOLDERS' EQUITY                      2006           2005
                                                           -----------    -----------
CURRENT LIABILITIES
Accounts Payable                                           $ 5,810,199    $ 6,420,955
Accrued Expenses                                             1,690,800      1,767,391
Short-Term Borrowings Under Line of Credit                   2,300,000      1,599,500
Current Portion of Obligations Under Capital Leases             69,624         24,888
Current Portion of Long-Term Debt                               25,000         25,000
                                                           -----------    -----------
Total Current Liabilities                                    9,895,623      9,837,734

LONG-TERM LIABILITIES
Deferred Tax Liability - Non-Current Portion                    77,869        102,368
Obligations Under Capital Leases, less current portion          67,677         48,285
Long-Term Debt, less current portion                         2,311,730      2,336,730
                                                           -----------    -----------
Total Long-Term Liabilities                                  2,457,276      2,487,383
                                                           -----------    -----------
Total Liabilities                                           12,352,899     12,325,117
                                                           -----------    -----------
STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value, 50,000,000 shares
Authorized,  32,509,872 Shares Issued and Outstanding            3,251          3,251
Retained Earnings                                              450,425        370,434
                                                           -----------    -----------
Total Stockholders' Equity                                     453,676        373,685

Total Liabilities and Stockholders' Equity                 $12,806,575    $12,698,802
                                                           ===========    ===========

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF NET INCOME
 For the Years Ended September 30, 2006, 2005 and 2004

                                                               2006           2005             2004
                                                             ----------      ----------       ----------

REVENUES                                                    $71,217,029     $68,841,843      $54,705,311
COST OF TRANSPORTATION                                       50,494,182      48,858,589       37,060,406
                                                             ----------      ----------       ----------
NET REVENUES                                                 20,722,847      19,983,254       17,644,905

OPERATING EXPENSES
Personnel Costs                                               6,896,263       6,739,203        6,536,983
Licensee Commissions and Royalties                            9,125,963       7,918,505        6,539,285
Independent Sales Agent Commissions                             108,766         201,498          247,398
Selling, General and Administrative Expenses                  4,143,080       4,037,984        3,594,389
                                                             ----------      ----------       ----------
Total Operating Expenses                                     20,274,072      18,897,190       16,918,055
                                                             ----------      ----------       ----------
Income from Operations                                          448,775       1,086,064          726,850
                                                             ----------      ----------       ----------
OTHER INCOME (EXPENSE)
Interest Income                                                  12,571           7,694             -
Interest Expense                                               (336,060)       (241,526)        (217,367)
Gain (Loss) on Sale of Equipment                                (15,360)           -               3,071
Loss on Foreign Exchange                                        ( 7,672)           -                -
Other Income                                                     93,606            -               9,093
                                                             ----------      ----------       ----------
Total Other Income (Expense)                                   (252,915)       (233,832)        (205,203)
                                                             ----------      ----------       ----------
Income Before Provision for Income Tax Expense                  195,860         852,232          521,647

Provision for Income Tax Expense                                115,869         249,007          288,749
                                                             ----------      ----------       ----------
Net Income Applicable to Common Shareholders'                $   79,991      $  603,225       $  232,898
                                                             ==========      ==========       ==========


Weighted Average Common Shares - Basic                       32,509,872      32,509,872       32,509,872

Net Income per Common Share - Basic                          $    0.00       $     0.02        $    0.01

Weighted Average Common Shares - Diluted                     32,509,872      32,509,872       32,509,872

Net Income per Common Share - Diluted                        $    0.00       $     0.02        $    0.01


See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended September 30, 2006, 2005 and 2004

                               Common Stock
                                                 Retained   Total
                            Number of            Earnings   Stockholders'
                            Shares     Par Value (Deficit)  Equity (Deficit)
                            ---------  --------- ---------- ----------------

Balance at
 September 30, 2003         32,509,872  $3,251    $(465,689)  $( 462,438)

Consolidated net income
 for the fiscal year
 ended September 30, 2004                          232,898      232,898
                            ----------  --------- ---------- -------------
Balance at
 September 30, 2004         32,509,872  $3,251    $(232,791)  $( 229,540)

Consolidated net income
 for the fiscal year
 ended September 30, 2005                           603,225      603,225
                            ----------  --------- ---------- -------------
Balance at
 September 30, 2005         32,509,872  $3,251    $ 370,434   $  373,685

Consolidated net income
 for the fiscal year
 ended September 30, 2006       -          -         79,991       79,991
                            ----------  --------- ---------- -------------
Balance at
September 30, 2006          32,509,872  $3,251    $ 450,425   $  453,676
                            ==========  ========= =========== =============

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended September 30, 2006, 2005 and 2004

                                                         2006           2005             2004
                                                    ------------    -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income Applicable to Common Shareholders      $   79,991      $  603,225       $  232,898
Adjustments to reconcile net income
  to net cash provided from
 (used by) operating activities:
 Depreciation and Amortization                         211,847         138,968          167,202
 Provision for Bad Debts                               277,282         169,347          187,999
 Loss (Gain) on Sale of Equipment                       15,360            -              (3,071)
 (Increase) Decrease in:
  Accounts Receivable                                 (303,055)     (2,777,545)      (2,035,182)
  Inventories                                           11,220             386          ( 1,383)
  Prepaid Expenses and Other Assets                     11,376         (24,121)         (15,386)
  Prepaid Income Taxes                                  28,117         (80,415)             -
  Deferred Tax Asset - Current Portion                  25,123         166,018          139,000
 Increase (Decrease) in:
  Accounts Payable                                    (610,756)      1,146,956          937,377
  Accrued Expenses                                     (76,591)        589,013          355,348
  Deferred Tax Liability - Non-Current Portion         (24,499)         24,368           53,000
                                                    ------------    -------------   --------------
   Net Cash Provided from (Used by)
          Operating Activities                        (354,585)        (43,800)          17,802
                                                    ------------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                                (530,940)       (230,137)        (395,292)
 Proceeds from Sale of Equipment                        10,500            -              48,850
 Loans to Licensee                                         -          (250,000)             -
 Payments from Licensee Loans                           79,996          41,573              -
 Deposits                                              (13,285)            144            5,200
                                                    ------------    -------------   --------------
  Net Cash Used by Investing Activities               (453,729)       (438,420)        (341,242)
                                                    ------------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 New Borrowings:
   Short-Term                                        1,411,860       1,400,000          200,000
   Long-Term                                           120,067          73,174              -
 Debt Reduction:
   Short-Term                                         (711,360)       (900,000)        (250,000)
   Long-Term                                           (80,940)        (25,000)         (28,836)
                                                    ------------    -------------   --------------
 Net Cash Provided from (Used by)
   Financing Activities                                739,627         548,174          (78,836)
                                                    ------------    -------------   --------------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                 (68,687)         65,954         (402,276)

Cash and Cash Equivalents, Beginning of Year           180,317         114,363          516,639
                                                    ------------    -------------   --------------
Cash and Cash Equivalents, End of Year              $  111,630      $  180,317      $   114,363
                                                    ============    =============   ==============

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 2006 and 2005



NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

On August 24, 1999, Audiogenesis Systems, Inc. (Audiogenesis) acquired 100 percent of the common stock of Allstates Air Cargo, Inc. (Air Cargo) in a reverse acquisition. As a result of the transaction, Air Cargo became a wholly-owned subsidiary of Audiogenesis, and the former sole shareholder of Air Cargo became a 56.91% shareholder of Audiogenesis. On November 4, 1999, Audiogenesis filed a Certificate of Amendment to its Certificate of Incorporation, changing its name to Allstates WorldCargo, Inc. (WorldCargo). Management has elected to utilize the new name (Allstates WorldCargo, Inc. and Subsidiaries) for purposes of these consolidated financial statements. The entities that are included in these consolidated financial statements are as follows:

     Allstates   WorldCargo,  Inc.  (formerly   Audiogenesis
     Systems, Inc.) - WorldCargo was incorporated in the State of New Jersey on January 14, 1997 (under the name Audiogenesis Systems, Inc.) pursuant to a corporate
     reorganization   of   Genesis  Safety   Systems,   Inc.
     (Genesis).    On   January  14,  1997,  the   Company's
     operations  included sales and distribution  of  safety
     equipment,   development   of  audio-visual   products,
     including  safety  training  programs  and  sales   and
     marketing presentations, development of a device to treat tinnitus, and development of an echolocation device to assist sighted persons in conditions of low visibility and the blind. The Company ceased all efforts concerning the the tinnitus device. The Company has ceased all efforts concerning the echolocation device, and has terminated its license for the intellectual property underlying the device.

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

     Allstates  Allcargo  (US), Inc.  -  Allstates  Allcargo
     (US), Inc. is a wholly owned subsidiary of Allstates Air Cargo, Inc. Allstates Allcargo (US), Inc. owned 100% of Allstates Allcargo (UK), Ltd., a corporation organized under the laws of England prior to the dissolution of Allstates Allcargo (UK), Ltd. during the year ended September 30, 2000. All appropriate foreign currency translation adjustments have been made for purposes of these financial statements. During the fiscal year ended September 30, 2005, management unanimously determined that the stock of Allstates Allcargo (US), Inc. is worthless and no future business activities will be conducted through this entity. Consequently, Allstates Allcargo (US), Inc. was statutorily merged into Allstates Air Cargo, Inc. during the year ended September 30, 2006.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

For purposes of the accompanying consolidated financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates WorldCargo, Inc. is considered a subsidiary. Therefore, these consolidated financial statements include the combined assets and liabilities of Allstates Air Cargo, Inc. and its subsidiaries as of September 30, 2006 and 2005. The consolidated statements of net income include the income and expenses of Allstates Air Cargo, Inc. and its subsidiaries for the years ended September 30, 2006, 2005 and 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

Basis of Accounting

The Company prepares its consolidated financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

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

Fair Value of Consolidated Financial Statements (Continued)

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

Property and Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method for financial reporting purposes. Depreciation expense for the years ended September 30, 2006, 2005 and 2004 is $211,847, $138,968 and
167,202, respectively. Repair and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains or losses on the disposal of equipment are reflected in the statements of income.

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

Advertising

The Company expenses advertising costs as they are incurred.
Advertising expenses for the years ended September 30, 2006,
2005   and   2004   were  $29,930,  $32,993   and   $41,217,
respectively.

NOTE   2   -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

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

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date by several days and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. The valuation allowance for accounts receivable at September 30, 2006 and 2005 was $314,731 and $263,202,
respectively.

Earnings per Share

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

Bad Debts

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and is estimated by management. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2006, 2005 and 2004 was $277,282, $169,347 and $187,999, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property    and   equipment   are   summarized   by    major
classifications as follows:

                                          2006        2005

Leasehold Improvement                $462,989       $368,112
Vehicles                               13,374         56,525
Equipment and Software              1,429,333      1,126,053
Furniture and Fixtures                 53,124         47,542
                                    ---------     ----------
                                    1,958,820      1,598,232
Less: Accumulated Depreciation      1,066,546        999,190
                                    ---------     ----------
                                     $892,274       $599,042
                                    =========     ==========


Computer equipment with a cost of $210,515 is held under a capital leases.


NOTE 4 - LOANS AND OTHER RECEIVABLES

Loans Receivable - Licensee

In March 2005, the Company extended a $250,000 loan to a licensee. The purpose of the loan was to expand the operations of the licensee, with the intended impact of increasing the revenue and profits of the Company. In the past, Allstates has occasionally provided prepaid advances against earned commissions of some of its licensees to help with their short term needs. Such advances, which are considerably smaller in amount, are deducted from their weekly commission payment and are fully recouped within three to six months. However, because of the larger dollar amount involved and the payoff period of three years, the Company required that the licensee's principals execute a promissory note as well as their personal guarantees. The terms of the Note include the payment of the $250,000 loan, with payments due weekly, which commenced on March 21, 2005 and will continue for a three year period with successive payments each Monday thereafter, together with interest at the rate charged to Allstates for its bank line of credit. In the event the interest rate paid by Allstates on its line of credit is increased or decreased, the interest rate upon the Note shall increase or decrease by an equal amount and be effective on the first Monday following the date of change. Such loan payments due from the licensee are deducted from the amounts due from Allstates to the licensee for earned commissions. Because that licensee consistently generates sufficient commission monies each week to cover the payments, as well as the personal guarantees of the principals, the collectibility of the loan receivable at the balance sheet date is assured. Therefore, management does not deem an allowance against the loan receivable to be necessary.

Other Receivables

On May 6, 2004, Allstates filed a complaint in Superior Court against a third party freight brokerage company and its principal owner for accounts receivable monies due them. On May 27, 2004, a Stipulation of Settlement was executed whereby the parties agreed on a settlement in which the defendants, jointly and severally, agreed to pay Allstates the full sum of $71,763 in sixty equal monthly installments of $1,196 each. The payment schedule is interest-free, provided checks are received in a timely manner. The schedule called for the first payment to become due on July 15, 2004, with subsequent payments to be due on the fifteenth day of the remaining months. All scheduled payments have been received in a timely basis thus far.

NOTE 5 - AMORTIZATION OF GOODWILL AND ACQUISITION COSTS

Commencing with the fiscal year beginning October 1, 2001, the Company implemented Statement of Financial Accounting Standards Statement No. 142, "Accounting for Goodwill and Intangible Assets", which no longer allows for the amortization of goodwill. The new statement requires the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Pursuant to the Company's impairment tests conducted for the years ended September 30, 2006, 2005 and 2004, no write-off of the carrying value is deemed necessary.

Effective January 1, 2003, the Company ceased amortizing the costs associated with the acquisition of Audiogenesis by Allstates and will include such costs in its annual goodwill impairment test as discussed above. There is no amortization expense for the years ended September 30, 2006, 2005 and 2004.


NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

                                                   2006          2005
Lease payable to VAResources, Inc.,
due in monthly installments of $2,662
including interest at 11.37%,
due June 2008, secured by computer equipment.    $48,285       $73,173

Lease payable to US Express Leasing,
due in monthly installments of $1,742
including interest at 11.85%,
due September 2008,
secured by computer equipment.                    39,986           -

Lease payable to GE Capital,
due in monthly installments of $2,180
including interest at 12.96%,
due in September 2008,
secured by computer equipment.                    49,030           -
                                               ---------     ----------
                                                 137,301        73,173
Less: Current Portion                             69,624        24,888
                                               ---------     ----------
                                                 $67,677       $48,285
                                               =========     ==========


Future minimum payments under capital leases as of September
30, 2006 are as follows:


                            2007           $82,454
                            2008            71,809
                                          --------
Total Minimum Lease Payments               154,263
Less: Amount Representing Interest          16,962
                                          --------
                                          $137,301
                                          ========

NOTE 7 - LONG-TERM DEBT

The  Company's notes payable balance at September  30,  2006 and 2005 consist of the following:
                                                             2006       2005
Notes payable from Joseph M. Guido to the Estate of A.G.
Hoffman, Jr., assumed by the Company, in the aggregate
total of $2,511,730, with repayment over 101 years at
annual principal payments of $25,000 plus interest at 7%
per year.  All or any of the notes may be paid at any time
before maturity without any prepayment penalty.  In the
event of a default under the notes by the Company, Joseph
M. Guido remains personally liable for the notes, and the
the 101 shares of Allstates Air Cargo, Inc. common stock
held as security under the notes (representing 48.1% of the
issued and outstanding common stock of Allstates Air
Cargo, Inc.) may be sold at public or private sale.      $2,311,730  $2,336,730

Less: Current Portion                                        25,000      25,000
                                                         ----------  ----------
                                                         $2,286,730  $2,311,730


Future maturities for long-term debt as of September 30, 2006 is as follows:

2007          $25,000
2008           25,000
2009           25,000
2010           25,000
2011           25,000
Thereafter  2,186,730
            ---------
           $2,311,730
            =========



NOTE 8 - LINE OF CREDIT

Allstates Air Cargo, Inc. has a $3,000,000 line of credit agreement with PNC Bank, which expires February 28, 2007. Interest on the outstanding borrowings accrue at the prime rate of interest per annum, which approximated 8 1/4% at September 30, 2006. The interest rate is predicated upon the Company maintaining their primary depository account with the bank. If the Company fails to comply with this agreement, the interest rate would be increased by 1% over the prime rate of interest. The loan is collateralized by all assets of the Company. The balance outstanding on the line of credit as of September 30, 2006 and 2005 was $2,300,000 and $0, respectively.

Allstates  Air Cargo, Inc. had a $2,000,000 line  of  credit agreement with Sun National Bank, which was originally scheduled to expire on January 31, 2007, however the line of credit was paid off and terminated effective March 31, 2006 concurrent with the opening of the line of credit agreement with PNC Bank mentioned above. Interest on the outstanding borrowings accrued at the Wall Street Journal's (WSJ) prime rate of interest per annum. The interest rate was predicated upon the Company maintaining a compensating account balance in a non-interest bearing account equal to at least $230,000. Loan collateral includes the Company's accounts receivable and the unlimited, unconditional guarantees of Joseph M. Guido, Teresa Guido and Allstates Allcargo (US), Inc. If, at any time, the Company failed to maintain the compensating balance, the interest rate would increase by 1% over the WSJ's prime rate at the time of failure. The balances outstanding on the line of credit as of September 30, 2006 and 2005 was $0 and $1,599,500,
respectively.


NOTE 9 - PROVISION FOR INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                              2006          2005          2004
                                                           --------      --------        -------
Expected Federal statutory rate                             39.000%        0.000%*        0.000%*
Expected State statutory rates (average)                     6.975%        6.975%         8.893%
                                                           --------      --------        -------
Total expected statutory rate                               45.975%        6.975%         8.893%

State Franchise Tax and Miscellaneous
  Book to Tax Adjustments                                   12.866%       -0.096%         9.654%

Deferred income tax expense (benefit):
  Federal                                                   -7.805%       17.664%        29.138%
  State                                                      8.124%        4.676%         7.668%
                                                           --------      --------        -------
Income Tax Expense (Benefit) - Effective Tax Rate           59.160%       29.219%        55.353%

* Due to the net operating loss carryforwards available for the years ended September 30, 2005 and 2004, the expected Federal statutory rate is deemed to be 0%.


The  Company's provision for income taxes for 2006 and  2005 consist of the following:

                 2006          2005           2004
                -------       -------        -------
Current:
  Federal       $61,000       $17,850        $(6,318)
  State          54,245        40,768        103,067

Deferred:
  Federal       (15,287)      150,541        152,000
  State          15,911        39,848         40,000
                -------       -------        -------
               $115,869      $249,007       $288,749
                =======       =======        =======

The Company's total deferred tax asset (liability) and deferred tax asset (liability) valuation allowances at September 30, 2006 and 2005 are as follows:

                                         2006          2005
Deferred Tax Asset - Current:
  Bad Debt Allowance                  $135,335       $113,177
  Deferred Payable                        -            15,050
  Net Operating Losses                  24,524         56,755
                                      --------       --------
                                      $159,859       $184,982
                                      ========       ========
Deferred Tax Liabilities - Noncurrent:
  Depreciable and Amortizable Assets   $77,869       $102,368
                                      ========       ========

As of September 30, 2005, the Company wrote off its investment in Allstates Allcargo (US), Inc. for income tax purposes. The income tax benefit of this transaction was approximately $136,000 and was reflected in the September 30, 2005 tax accrual.


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

Pursuant  to  a  ruling  received by  the  Internal  Revenue
Service,  effective  October 1, 1999, the  operating  losses incurred by Allstates Allcargo (UK), LTD. may be offset against taxable income of Allstates WorldCargo, Inc. in the consolidated filing of its Federal income tax returns. For tax purposes only, Allstates Allcargo US Inc. will treat the foreign subsidiary Allstates Allcargo (UK), LTD. as a disregarded entity and not as a subsidiary. Therefore, the tax provisions included in these consolidated financial statements utilize the operating loss for the fiscal year 2001 incurred by Allstates Allcargo (UK), Ltd. in calculating the Federal tax liability. There were no gains or losses in fiscal year 2002 since the foreign entity, Allstates Allcargo (UK), LTD., was dissolved.

NOTE 11 - PENSION PLAN

Effective May 1994, the Company adopted a discretionary non-standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to the lesser of 100% of an employees' qualified compensation or $15,000, $14,000 and $13,000 for the calendar years ended 2006, 2005 and 2004, respectively. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participant's salary. Contributions to the plan for the years ended September 30, 2006, 2005 and 2004 totaled $41,242, $50,426 and $43,493, respectively. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the years ended September 30, 2006, 2005 and 2004.


NOTE 12 - RELATED PARTY TRANSACTIONS

Allstates Air Cargo, Inc. leases office space located in Forked River, New Jersey from a majority stockholder of the Company. Rent expense under this lease totaled $81,600 for all three of the years ended September 30, 2006, 2005 and 2004.

The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2006, 2005 and 2004 totaled $585,731, $566,281 and $454,607, respectively.

The Company entered into Employment Agreements with four of the Company's stockholders. The Employment Agreements are effective through December 31, 2009. The following is a summary of the terms of these agreements:

                           Annual                            Stock
Position                   Salary          Bonus             Options

Chairman Emeritus         $370,000     3% of fiscal year       Yes
                                       increase in net profits

President/Chief Executive                                      Yes
Officer                   $250,000     3% of fiscal year
                                       increase in net profits

Executive Vice President/                                      Yes
Chief Operating Officer   $250,000     3% of fiscal year
                                       increase in net profits

Chief Financial Officer   $185,000     Discretionary           Yes



NOTE 13 - STOCK OPTION PLAN

On   October  16,  2000,  the  Company  filed  a  Form   S-8
registration statement with the Securities and Exchange Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2006, no stock options have been issued.

NOTE 14 - DESCRIPTION OF LEASING ARRANGEMENTS

The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next three years. These operating leases provide the Company with the option to renew its lease at the fair rental value at the end of the lease term. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year are as follows as of September 30, 2006:

2007           $575,967
2008            465,549
2009             78,703
             ----------
             $1,120,219


Rent  expense  under operating leases for  the  years  ended
September  30,  2006, 2005 and 2004 were $636,443,  $551,749 and $554,321, respectively.


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amounts of $418,947, $242,403 and $217,367 in 2006, 2005 and 2004, respectively.
Cash was expended for income taxes in the amounts of $87,127, $138,429 and $52,355, respectively


NOTE 16 - LITIGATION

The following lawsuits exist between the Company, its Subsidiaries and other third parties:

     Masterbrush,  LLC and B&G Plastics, Inc.  v.  Allstates
     Logistics, Inc., and T.H. Weiss, Inc.

     On or about December 5, 2005, Masterbrush, LLC ("Masterbrush") and B&G Plastics, Inc. ("B&G") commenced an action against the Company's wholly-owned subsidiary Allstates Logistics, Inc. ("ALI") and T.H. Weiss, Inc. ("Weiss"), alleging various causes of action arising out of the importation by Masterbrush of a quantity of natural bristle paint brushes produced in China (the "Brushes").

     The Complaint alleges that plaintiffs retained ALI to expedite the importation of the Brushes into the United States, that ALI wrongfully failed to advise plaintiffs that the Brushes were subject to federal antidumping duties of 351.92 percent (the "Antidumping Duty") in addition to the 4 percent normal duty, and that by reason of ALI's (alleged) failure to so advise plaintiffs, plaintiffs were required by U.S. Customs to pay the Antidumping Duty, in the amount of $422,281. The plaintiffs seek to recover compensatory and consequential damages.

     In  November  2006,  the  case  was   settled  and  the
     Complaint  was  dismissed  without  any  admission   of
     liability or payment of any money by the Company.

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

     The parties reached a settlement of the action, pursuant to which GTD paid the sum of ten thousand dollars ($10,000) in full and complete settlement of all claims. On March 6, 2006, the Court granted the parties' Application for Determination of Good Faith Settlement Pursuant to California Code of Civil
     Procedure, which would bar any other joint tortfeasor or co-obligor from any further claims against GTD arising out of the transaction. The entry of that March 6, 2006 Order finalized the settlement of the action, and on March 8, 2006 GTD submitted the settlement payment, thus completing its obligations under the settlement.

     Autosplice, Inc. v. Allstates Worldcargo, Inc.

     On or about November 30, 2006, a complaint was filed about the Company. In the case, the plaintiff alleges breach of contract and tortuous behavior in connection with a shipment of equipment handled by the Company. The plaintiff alleges that it was damaged in the amount of $139,379, which it seeks to recover. The plaintiff has reserved the right to seek punitive damages in the amount of $400,000.

     The  action  has only recently commenced  and  has  not
     progressed past the service of the Summons and Complaint. The Company intents to contest the matter, and has turned the matter over to its insurance carrier, which has confirmed acceptance for defense and/or settlement. The Company's internal counsel has not yet formed an opinion of the likelihood of a favorable or unfavorable outcome, or the amount or range of potential loss.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table presents summarized quarterly results for the fiscal year ended September 30, 2006:


                                 Q1          Q2      Q3       Q4
(dollars in thousands)
Revenues                      $19,492     $16,903   $16,970  $17,852
Net Revenues (after
transportation costs)           5,183       4,810     5,106    5,624
Net Income (Loss)
  After Taxes                     123         (66)      (77)     100
Basic Net Income per
Common Share                    $0.00      ($0.00)   ($0.00)   $0.00
Diluted Net Income per
Common Share                    $0.00      ($0.00)   ($0.00)   $0.00


The following table presents summarized quarterly results for the fiscal year ended September 30, 2005:

                                 Q1          Q2      Q3       Q4
(dollars in thousands)
Revenues                      $16,453    $15,387   $18,663  $18,340
Net Revenues (after
transportation costs)           4,731      4,867     5,330    5,056
Net Income After Taxes             65        122       165      252
Basic Net Income per
Common Share                    $0.00      $0.00     $0.01    $0.01
Diluted Net Income per
Common Share                    $0.00      $0.00     $0.01    $0.01


The following table presents summarized quarterly results for the fiscal year ended September 30, 2004:


                                 Q1          Q2      Q3       Q4
(dollars in thousands)
Revenues                      $13,458      $12,096  $14,566  $14,586
Net Revenues (after
transportation costs)           4,431        3,970    4,679    4,564
Net Income (Loss)
   After Taxes                    155          (76)     165      (11)
Basic Net Income per
Common Share                    $0.00       $(0.00)   $0.01    $(0.00)
Diluted Net Income per
Common Share                    $0.00       $(0.00)   $0.01    $(0.00)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Position
Joseph M. Guido          72             Chairman Emeritus, Director

Sam DiGiralomo           63             President, CEO,
                                        Director
Barton C. Theile         60             Executive Vice
                                        President, COO, Director
Craig Stratton           55             CFO, Secretary,
                                        Treasurer, Director

None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2006 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.


JOSEPH M. GUIDO, Chairman Emeritus, and a director of the Company, is the founder of Allstates Air Cargo, Inc., having served as its President and CEO from 1961 to August 1999. Mr. Guido became Chairman of the Board of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. Prior to forming Allstates Air Cargo, Inc., Mr. Guido served as a freight supervisor with American Airlines, and as a sales and station manager for Air Cargo Consolidators.

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



ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION


                      Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----   ---------   ---------   ---------   ------   --------

Joseph       2006   370,000   44,153   86,700(1)
M.           2005   339,233   44,153   88,200(2)
Guido,       2004   329,811            81,600(3)
Chairman
Emeritus

Sam          2006   250,000   44,153  585,731(4)
DiGiralomo   2005   228,677   44,153  566,281(4)
President,   2004   216,000           526,957(5)

Barton       2006   250,000   44,153    7,631(6)
Theile,      2005   227,674   44,153   23,023(7)
COO,         2004   213,948            23,013(8)
Exec. VP

Craig        2006   185,000              7,200(9)
Stratton,    2005   169,262              7,500(9)
CFO,         2004   148,077              7,800(9)
Secretary,
Treasurer


(1) Rental income from leasing of Forked River corporate office ($79,500), and car allowance for use of personal vehicle ($7,200)
(2) Rental income from leasing of Forked River corporate office ($81,600), and car allowance for use of personal vehicle ($6,600)
(3)  Rental income from leasing of Forked River corporate office
(4)  Royalties paid in connection with site licensing agreements
(5) Royalties paid in connection with site licensing agreements ($454,607), and reimbursement of income taxes due IRS in connection with insurance settlement ($72,350).
(6) Car allowance for use of personal auto ($7,200) and commission paid for management services to GTD Logistics, Inc. ($431)
(7) Car allowance for use of personal auto ($7,500) and commission paid for management services to GTD Logistics, Inc. ($15,523)
(8) Car allowance for use of personal auto ($7,800) and commission paid for management services to GTD Logistics, Inc. ($15,213)
(9)  Car allowance for use of personal auto


On June 6, 2005, the Company entered into individual employment agreements with each of the Executives. The employment agreements are effective as of April 5, 2005, and expire on December 31, 2009, but may be extended if agreed to in writing by the parties. The following is a summary of the terms of these agreements:


                         Annual
Name/Position            Salary              Bonus

Joseph M. Guido,         $370,000       3% of
Chairman                                increase in net profits from
Emeritus                                fiscal year end 2003
                                        to fiscal year end 2004

Sam DiGiralomo,          $250,000       3% of
President/Chief                         increase  in net profits  from
Executive Officer                       fiscal year end 2003
                                        to fiscal year end 2004

Barton C. Theile,        $250,000       3% of
Executive VP/                           increase  in net profits  from
Chief Operating Officer                 fiscal year end 2003
                                        to fiscal year end 2004

Craig D. Stratton,       $185,000       At the discretion of
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

ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 28, 2006 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:



                                            No. of Shares
 Title   Name and Address                        and         Percent
  of     of Beneficial Owner                  Nature of        of
 Class                                        Beneficial     Class(1)
                                              Ownership

Common   Joseph M. Guido                      19,010,000(2)  58.47%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Sam DiGiralomo                           3,850,000  11.84%
         7 Doig Road, Suite 3
         Wayne, NJ   07470

Common   Barton C. Theile                           500,000   1.54%
         4 Lakeside Drive South
         Forked River, NJ   08731

Common   Craig D. Stratton                          200,000   0.61%
         4 Lakeside Drive South
         Forked River, NJ   08731

All Officers and Directors as a Group            23,560,000  72.46%

__________________
(1)    Based  upon 32,509,872 shares outstanding as of   December  28,
2006.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 760,000 shares owned by Teresa Guido, wife of Joseph Guido.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leased real estate in one location from Joseph M. Guido during Fiscal 2006. Rent expense under this lease totaled $79,500 for the year ended September 30, 2006. The Company believes that this lease is commensurate with the terms which could be obtained from an unaffiliated third party.

     Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. Similar royalty agreements have since been executed and are active which encompass its Minneapolis, San Francisco, Indianapolis, Philadelphia, Boston, Atlanta, Raleigh, Nashville and Newark licensee locations. Royalty payments to Mr. DiGiralomo for the year ended September 30, 2006 totaled $585,731.

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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Our independent auditing firm during the fiscal years ended September 30, 2006 and September 30, 2005 was Cowan, Gunteski and Co., who have audited our financial statements since fiscal 1999. All audit and permissible non-audit services provided by Cowan, Gunteski and Co. are pre-approved by the Allstates Board of Directors, as the Company is not required to have an audit committee at the present time. The fees of Cowan, Gunteski and Co. billed to the Company for each of the last two fiscal years for audit services and other services are shown below:

Audit fees. Cowan, Gunteski and Co. billed us an aggregate of $75,555 and $80,167 during fiscal 2006 and 2005 for professional services rendered for the audit of the Company's financial statements and the review of the interim financial statements included in the Company's quarterly reports.

Audit-related fees. During the fiscal years ended September 30, 2006 and 2005, Cowan, Gunteski and Co. did not provide or bill for any audit-related services that were not covered under audit fees.

Tax fees. The aggregate fees billed during fiscal 2006 and 2005 for tax services rendered by Cowan, Gunteski and Co. were $31,040 and $24,723, respectively.

All other fees. The aggregate fees billed during fiscal 2006 and 2005 for all other services rendered by Cowan, Gunteski and Co. were $10,196 and $0, respectively, for professional services rendered for the audit of the Allstates WorldCargo 401(k) Savings Plan.




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

3.02+     By-laws of Registrant

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

10.05* Stock Purchase Agreement and Plan of Reorganization dated June 30, 1999, filed as an exhibit to Registrant's Form 8-K filed July 12, 1999 (The
          Company's SEC file number reference is Commission
          File No. 000-24991)

10.06+    Employment Agreement with Joseph M. Guido,

10.07+    Employment Agreement with Sam DiGiralomo

10.08+    Employment Agreement with Barton C. Theile

10.09+    Employment Agreement with Craig D. Stratton

10.10* Certificate of Amendment to the Certificate of Incorporation of Registrant changing the name of the corporation from Audiogenesis Systems, Inc. to Allstates WorldCargo, Inc., filed as an exhibit to Registrant's Form 8-K filed December 1, 1999 (The Company's SEC file number reference is Commission File No. 000-24991)

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999
31.1+ Certification of Registrant's Chief Executive Officer, Sam DiGiralomo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+ Certification of Registrant's Chief Financial Officer, Craig D. Stratton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+ Certification of Registrant's Chief Executive Officer, Sam DiGiralomo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+ Certification of Registrant's Chief Financial Officer, Craig D. Stratton, pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

* Filed previously, incorporated herein by reference
+ Filed herewith



(b)   Reports  on Form 8-K:

Form 8-K filed July 6, 2006 Item 8.01, Other Events.

Form 8-K filed August 4, 2006, Item 5.03, Amendment to By-Laws, Item 8.01, Other Events.



SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act,
the   registrant caused this report to be signed on its behalf by  the undersigned,  thereunto duly authorized.

ALLSTATES WORLDCARGO, INC.


BY:     /s/ Sam DiGiralomo
     President and CEO

DATED:  December 29, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:  /s/ Joseph M. Guido   Chairman Emeritus and      December 29, 2006
                           Director


By:  /s/ Sam DiGiralomo    President, CEO and         December 29, 2006
                           Director


By: /s/ Barton C. Theile   Executive Vice President,  December 29, 2006
                           COO and Director

By:  /s/ Craig D. Stratton Secretary, Treasurer, and  December 29, 2006
                           Chief Financial Officer
                           (Principal Financial
                           Officer and Principal
                           Accounting Officer)