Form 10-Q
period 2006-12-31
ALLSTATES WORLDCARGO INC
filed 2007-02-14
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                          FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED DECEMBER 31, 2006

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  X  No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).

Yes _ No X

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of February 14, 2007.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                            INDEX

PART 1.           FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

        Financial Statements with Supplemental Information
        For the Period Ending December 31, 2006 and 2005

      Financial Statements:

         Condensed Consolidated Balance Sheet                   3

         Condensed Consolidated Statement of Operations         4

         Condensed Consolidated Statements of Stockholders'
           Equity                                               5

         Condensed Consolidated Statement of Cash Flows         6

      Notes to the Financial Statements                         7


      ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS        8

      ITEM 3.       CONTROLS AND PROCEDURES                    12

PART II.            OTHER INFORMATION                          12

       ITEM 1.  LEGAL PROCEEDINGS                              12

       ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS      14

       ITEM 3   DEFAULTS ON SENIOR SECURITIES                  14

       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                               14

       ITEM 5   OTHER INFORMATION                              14

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K               14

                SIGNATURES                                     15

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                               December 31,   September 30,
                                   2006           2005
                               (Unaudited)         *
                              ----------     ----------
  Current Assets
    Cash                     $   137,899    $   111,630
    Accounts receivable
                              14,806,640     10,707,363
    Prepaid expenses and
    other current assets         231,512        286,243
    Deferred tax asset -
    current                      159,859        159,859
                              ----------     ----------
  Total current assets        15,335,910     11,265,095

  Property, plant and
  equipment                    2,005,325      1,958,820
  Less:  Accumulated
  depreciation                 1,124,400      1,066,546
                              ----------     ----------
  Net property, plant and
  equipment                      880,925        892,274

  Goodwill, including
  acquisition cost, net          535,108        535,108
  Other assets                    84,870        114,098
                              ----------     ----------
  Total assets                16,836,813     12,806,575

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $ 7,335,355    $ 5,810,199
    Accrued expenses           3,538,283      1,690,800
    Short-term bank            2,400,000      2,300,000
    borrowings
    Income taxes payable         230,976
    Notes/leases payable -
    current portion               96,738         94,624
                              ----------     ----------
  Total current liabilities   13,601,352      9,895,623

  Deferred tax liability -
  non current                     77,869         77,869
  Long term portion of
  notes/leases payable         2,362,905      2,379,407

    Stockholders' equity
    Common stock                   3,251          3,251
    Retained earnings            791,436        450,425
                              ----------     ----------
  Total stockholders' equity     794,687        453,676

  Total liabilities and
  stockholders' equity       $16,836,813    $12,806,575
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                            Three Months Ended December 31,
                                  2006           2005
                              ----------     ----------
  Revenues                   $22,731,064    $19,491,819
  Cost of transportation      15,785,047     14,308,707
                              ----------     ----------
  Net revenue                  6,946,017      5,183,112

  Selling, general and
  administrative expenses      6,211,516      4,978,493
                              ----------     ----------
  Income from operations         734,501        204,619

  Other income (expense):
     Interest, net               (86,050)       (70,042)
     Other income (expense)       (5,040)        98,223
                              ----------     ----------
  Income before income tax
  provision                      643,411        232,800

  Provision for income taxes     302,400        109,416

  Net income                   $ 341,011      $ 123,384
                                 =======        =======
  Weighted average common
  shares - basic              32,509,872     32,509,872
  Net income per common
  share - basic                $     .01      $     .00

  Weighted average common
  shares - diluted            32,509,872     32,509,872
  Net income per common
  share - diluted              $     .01      $     .00

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)

                           Common Stock
                                                           Total
                        Number      Par     Retained    Stockholder's
                          of       Value    Earning        Equity
                        Shares
 Balance at            ----------  -------   ----------  ----------
 September 30, 2006    32,509,872  $3,251   $  450,425   $  453,676

 Consolidated net
 profit for the
 three months ended                            341,011      341,011
 December 31, 2006     ----------  -------   ----------  ----------
 Balance at December
 31, 2006              32,509,872  $3,251   $  791,436   $  794,687
                       ==========  =======   ==========  ==========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)


                                       Three Months Ended
                                          December 31,
                                         2006       2005
                                     ---------   ----------
  Cash flows from operating
  activities:
  Net income                         $ 341,011    $ 123,384
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                      57,854       35,695
      Provision for doubtful
       accounts                         57,245       75,149
      Deferred income taxes
      (Increase) decrease in assets:
          Accounts receivable       (4,156,521)     543,492

          Prepaid expenses and other
           assets                       63,408      107,669
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses          3,372,639      117,667
          Income taxes payable         230,976
                                     ---------   ----------
  Net cash provided/(used for) by
  operating activities                (33,388)    1,003,056

  Cash flows from investing
  activities:
     Purchase of equipment            (46,506)    (259,786)
     Collection of principal on loan
      to licensee                      20,550       19,586
                                     ---------   ----------
  Net cash used for investing
   activities                         (25,956)    (240,200)

  Cash flows from financing
  activities:
     Borrowings under capital leases                120,067
     Repayments under capital leases  (14,387)       (8,923)
     Borrowings under short term
      bank borrowing                  700,000
     Repayments under short term
      bank borrowing                 (600,000)     (200,000)
                                     ---------   ----------
  Net cash used for financing
   activities                          85,613       (88,856)

  Net increase in cash and cash
   equivalents                         26,269       674,000
  Cash and cash equivalents,
  beginning of year                   111,630       180,317
                                     ---------   ----------
  Cash and cash equivalents, end of
   period                            $137,899      $854,317
                                     =========   ==========





         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2006

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2006 Form 10-K filing dated December 29, 2006 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2006 and September 30, 2006 and the results of operations for the three months ended December 31, 2006 and 2005, respectively.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2006 and 2005, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 20 offices throughout the United States, including the corporate headquarters, and employs 85 people.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                             Three months ended December 31,
                                   2006           2005
                                 --------       ---------
Revenues                            100.0%        100.0%
Cost of transportation               69.4          73.4
                                 --------       ---------
Net revenue                          30.6          26.6

Operating expenses:
  Personnel costs                     8.1           9.3
  License commissions and royalties  14.1          10.4
  Other selling, general and
    administrative expenses           5.2           5.9
                                 --------       ---------
Total operating expenses             27.4          25.6

Operating income                      3.2           1.0
Net interest expense                 (0.4)         (0.3)
Other income/(expense)                0.0           0.5
Net income before tax provision       2.8           1.2

Tax provision                         1.3           0.6
Net income                            1.5%          0.6%
                                 ========       ==========

Revenues

     Revenues of the Company represents gross consolidated sales less customer discounts. Total revenues for the quarter ended December 31, 2006 increased by approximately $3.2 million, or 16.6%, to $22,731,000, over the quarter ended December 31, 2005, reflecting a higher volume of shipments and total weight of cargo shipped. Domestic revenues increased by approximately $1.2 million or 7.8%, to $17,003,000 during the three-month period ended December 31, 2006 in comparison to the same period in the previous year. International revenues increased by approximately $2.0 million or 53.9%, to $5,728,000, during the same comparative periods. Higher business volume in markets served by certain existing stations accounted for the increases in both domestic and international revenues. The increase in domestic sales was achieved despite the adverse affect of Allstates' termination of the contractual relationship with our Chicago branch licensee during the second quarter of fiscal 2006, accounting for a $990,000 decrease in revenue at that station.


Net Revenue

     Net revenues represents the difference between gross sales and the cost of transportation. The cost of transportation is comprised primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of transportation as a percentage of revenues decreased by 4.0%, to 69.4%, for the three months ended December 31, 2006, in comparison to the same period in the previous year. The cost of sales percentage decrease is primarily due to the increased volume of higher margin business during the quarter, as well as significant improvements in margins realized on certain existing business. In absolute terms, the cost of sales increased by approximately $1.5 million or 10.3%, to $15,785,000 during the three months ended December 31, 2006 versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins increased to 30.6% during the quarter ended December 31, 2006 from 26.6% in the same quarter of the previous fiscal year. Net revenue increased by approximately $1,763,000, to $6,946,000 for the three months ended December 31, 2006 versus the same three months of the prior year.


Selling, General and Administrative Expenses

     As a percentage of revenues, operating expenses increased by 1.8% for the three months ended December 31, 2006 in comparison to the three months ended December 31, 2005, reflecting the growth rate in sales in relation to fixed operating expenses. In absolute terms, operating expenses increased by approximately $1,233,000 or 24.8% during the three-month period ended December 31, 2006 as compared to the same period in the prior fiscal year. The comparative increase in SG&A expenses reflects the increase in sales volume for the quarter, manifested primarily in higher license commission, royalty and cargo insurance expense.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $1,170,000 for the three-month period ended December 31, 2006. in comparison to the same period in the previous year. The higher expense is primarily due to the change in status of our Newark, NJ branch from a company-owned branch location to a licensee operated station effective April 1, 2006. Licensee commissions and royalties expensed to that station totaled approximately $762,000 during the quarter ended December 31, 2006. A net increase in gross profits at our other licensee locations accounts for the balance of the increase in licensee commissions. As a percentage of revenues, licensee commissions and royalties increased by 3.7%, to 14.1% of sales during the quarter ended December 31, 2006.

     Cargo insurance increased by approximately $68,000 during the three months ended December 31, 2006 as compared to the same period of the previous year. Cargo insurance expense, which is based on the amount of revenue, shipment weight and declared value for the period, was higher due to increases in those variables.

     Freight claims expense increased by approximately $69,000 during the quarter ended December 31, 2006 as compared to the same period of the prior fiscal year, primarily reflecting claims made to one customer relating to stolen freight from fiscal 2005.


     SG&A  expenses  presented for the  three  months  ended
December 31, 2006 and 2005 are inclusive of expenditures to related parties totaling $626,625 and $505,395, respectively.

Income From Operations

     Operating income increased during the three months ended December 31, 2006 by approximately $530,000, to $735,000, compared to the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period ended December 31, 2005, the operating margin for the three month period ended December 31, 2006 increased by 2.2%, to 3.2% of sales.

Net Interest Expense

     Net interest expense increased by approximately $16,000 for the three months ended December 31, 2006 as compared to the same period in the previous year, reflecting higher interest rates on higher average outstanding borrowings.

Other income

     Other income reported during the three months ended
December 31, 2005 represents funds received during the period from the final distribution settlement of the Q
Logistics Chapter 11 filing from February 2001.

Net Income

     Income before income taxes increased to $643,000 during the quarter ended December 31, 2006, versus $233,000 during the same period in the prior year. The Company recorded a tax provision of approximately $302,000 for the quarter ended December 31, 2006 as compared to a tax provision of $109,000 for quarter ended December 31, 2005. Net income after tax amounted to approximately $341,000 or 1.5% of revenues during the first quarter of Fiscal 2007 versus net income of approximately $123,000 or 0.6% of revenues in the first quarter of Fiscal 2006.


Liquidity and Capital Resources

       Net cash used for operating activities was approximately $33,000 for the three months ended December 31, 2006 compared to net cash provided by operations of approximately $1,003,000 for the three months ended December 31, 2005. For the three months ended December 31, 2006, cash was used to finance the $4,157,000 increase in accounts receivable, offset by the $3,373,000 increase in accounts payable, a $283,000 swing increase in income taxes due, and the net income of the Company. Net income, net of non-cash charges totaled $456,000. For the three months ended December 31, 2005, cash was provided by a decrease in accounts receivable of $543,000, an increase in accounts payable of $117,000, as well as the net income of the Company, net of non-cash charges, of $234,000.

     At December 31, 2006, the Company had cash of $138,000 and net working capital of $1,735,000, compared with cash of $854,000 and net working capital of $1,523,000 respectively, at December 31, 2005. The increase in working capital at December 31, 2006 versus December 31, 2005 was primarily affected by the Company's net income during the preceding twelve months, offset by capital expenditures made during that period.

     The Company's investing activities during the three months ended December 31, 2006 were primarily comprised of expenditures made for the benefit of the new computer system, primarily representing long term enhancements and improvements. For the three months ended December 31, 2006, capital expenditures amounted to approximately $47,000. Capital expenditures amounted to approximately $260,000 for the three months ended December 31, 2005, of which approximately $120,000 is financed by a three year leasing arrangement.

      The Company has a commercial line of credit with a bank, which became effective March 30, 2006, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires May 28, 2007, interest on outstanding borrowings accrues at the banks prime rate of interest (8.25% at December 31, 2006). Allstates previously had a $2,000,000 line of credit with a different bank, which was originally scheduled to expire on January 31, 2007. However, that line of credit was paid off and terminated concurrent with the opening of the line of credit with the new bank. Outstanding borrowings on the line of credit at December 31, 2006 and 2005 were $2,400,000 and $1,400,000, respectively.


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

Joseph M. Guido v. Allstates WorldCargo, Inc., Sam
DiGiralomo, Barton C. Theile, and Craig D. Stratton.

     As previously reported, pursuant to the Settlement Agreement that resolved the litigation that commenced in October 2004 by the Company's majority shareholder (the "Shareholder Litigation"), the By-Laws of the Company were amended to provide that the Board of Directors shall consist of seven members. The number of directors prior to the amendment was four. Also pursuant to the Settlement Agreement, Charles F. Starkey, Alan E. Meyer, and Joseph Buckelew were appointed to fill the vacancies on the Board of Directors created by the expansion of its size. The By-Laws were also amended, pursuant to the Settlement Agreement, to provide for the manner in which vacancies in the Board of Directors were to be filled. The Settlement Agreement also required the parties to nominate and vote for, as Directors, Messrs. Buckelew, Starkey, and Meyer (or their duly appointed successors) at future meetings of the Company's shareholders at which directors are to be chosen.

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

 ALLSTATES WORLDCARGO, INC.

 BY:  /s/ SAM DIGIRALOMO         DATED:    February 14, 2007
 Sam DiGiralomo, President and CEO


 BY:  /s/ Craig D. Stratton      DATED:    February 14, 2007
 Craig D. Stratton, CFO,Secretary,
 Treasurer and Principal Financial Officer