Form 10-Q
period 2007-03-31
ALLSTATES WORLDCARGO INC
filed 2007-05-15
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                          FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED MARCH 31, 2007

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

Yes _ No X

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of May 14, 2007.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                            INDEX

PART 1.           FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

        Financial Statements with Supplemental Information
        For the Period Ending March 31, 2007 and 2006


      Financial Statements:

         Condensed Consolidated Balance Sheet                   3

         Condensed Consolidated Statement of Operations         4

         Condensed Consolidated Statements of Stockholders'
           Equity                                               5

         Condensed Consolidated Statement of Cash Flows         6

      Notes to the Financial Statements                         7


      ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS        8

      ITEM 3.       CONTROLS AND PROCEDURES                    13

PART II.            OTHER INFORMATION                          13

       ITEM 1.  LEGAL PROCEEDINGS                              13

       ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS      15

       ITEM 3   DEFAULTS ON SENIOR SECURITIES                  15

       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                               15

       ITEM 5   OTHER INFORMATION                              15

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K               15

                SIGNATURES                                     16

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                March 31,      September
                                                  30,
                                  2007           2006
                               (Unaudited)         *
  Current Assets
    Cash                      $  162,995    $   111,630
    Accounts receivable
                              11,237,740     10,707,363
    Prepaid expenses and
    other current assets         378,148        286,243
    Deferred tax asset -
    current                      159,859        159,859
                              ----------     ----------
  Total current assets        11,938,742     11,265,095

  Property, plant and
  equipment                    2,045,048      1,958,820
  Less:  Accumulated
  depreciation                 1,175,825      1,066,546
                              ----------     ----------
  Net property, plant and
  equipment                      869,223        892,274

  Goodwill, including
  acquisition cost, net          535,108         535,108
  Other assets                    59,737         114,098
                               ----------     ----------
  Total assets                $13,402,810    $12,806,575

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $ 5,025,440     $ 5,810,199
    Accrued expenses           2,487,610       1,690,800
    Short-term bank
    borrowings                 2,400,000       2,300,000
    Income taxes payable         195,231
    Notes/leases payable -
    current portion               98,917         94,624
                              ----------     ----------
  Total current liabilities   10,207,198      9,895,623

  Deferred tax liability -
  non current                     77,869         77,869
  Long term portion of
  notes/leases payable         2,343,588      2,379,407

    Stockholders' equity
    Common stock                   3,251          3,251
    Retained earnings            770,904        450,425
                              ----------     ----------
  Total stockholders' equity     774,155        453,676

  Total liabilities and
  stockholders' equity       $13,402,810    $12,806,575
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended         Six Months Ended
                               March 31,                 March 31,
                            2007       2006           2007       2006

Revenue                   $17,335,091 $16,902,604  $40,066,155  $36,394,423
Cost of transportation     12,309,399  12,092,054   28,094,446   26,400,760
                           ----------  ----------   ----------   ----------
Net revenue                 5,025,692   4,810,550   11,971,709    9,993,663

Selling, general and
administrative expenses     4,991,569   4,860,043   11,203,085    9,838,536
                           ----------  ----------   ----------   ----------
Income/(loss) from
operations                     34,123    (49,493)      768,624      155,127

Other income (expense):
   Interest, net              (90,106)   (74,379)     (176,156)    (144,422)
   Other income                18,051                   13,011       98,223
                           ----------  ----------   ----------   ----------
Income/(loss) before
income tax provision          (37,932)  (123,872)      605,479      108,928

Provision for income
taxes                         (17,400)   (58,220)      285,000       51,196

Net income/(loss)            $(20,532)  $(65,652)     $320,479      $57,732
                           ==========   =========    ==========   ==========
Weighted average common
shares - basic             32,509,872  32,509,872   32,509,872   32,509,872

Net income per common
share - basic               $    .00   $    .00     $    .01       $    .00

Weighted average common
shares - diluted           32,509,872  32,509,872   32,509,872   32,509,872

Net income per common
share - diluted             $    .00   $    .00     $    .01       $    .00

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)

                           Common Stock
                                                           Total
                        Number      Par     Retained    Stockholder's
                          of       Value    Earning        Equity
                        Shares
 Balance at            ----------  -------   ----------  ----------
 September 30, 2006    32,509,872  $3,251   $  450,425   $  453,676

 Consolidated net
 profit for the
 six months ended                              320,479      320,479
 March 31, 2007
                       ----------  -------   ----------  ----------
 Balance at March      32,509,872  $3,251   $  770,904   $  774,155
 31, 2007              ==========  =======   ==========  ==========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                        Six Months Ended
                                            March 31,
                                         2007       2006
  Cash flows from operating
  activities:
  Net income                          $320,479     $57,732
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                     119,387      78,452
      Provision for doubtful
       accounts                        100,512     145,203
      Loss on disposal of assets         1,375
      Deferred income taxes
      (Increase) decrease in assets:
          Accounts receivable         (630,888)   (456,477)
          Prepaid expenses and other
           assets                      (83,504)     14,558
       Increase (decrease) in
        liabilities:
          Income taxes payable         195,231
          Accounts payable and
           accrued expenses             12,051    (101,448)
                                      --------    --------
  Net cash provided by/(used for)
  operating activities                  34,643    (261,980)

  Cash flows from investing
  activities:
     Purchase of equipment             (97,711)   (319,077)
     Deposits                            3,750     (10,385)
     Collection of principal on loan
      to licensee                       42,208      37,881
                                      --------    --------
  Net cash used for investing
  activities                           (51,753)   (291,581)

  Cash flows from financing
  activities:
     Borrowings under capital leases               120,067
     Repayments under capital leases   (31,525)    (24,130)
     Borrowings under short term
      bank borrowing                 1,700,000     611,860
     Repayments under short term
      bank borrowing                (1,600,000)   (200,000)
                                      --------    --------
  Net cash provided by financing
  activities                            68,475     507,797

  Net increase/(decrease) in cash
  and cash equivalents                  51,365    (45,764)
  Cash and cash equivalents,
  beginning of year                    111,630    180,317
  Cash and cash equivalents, end of
  period                              $162,995   $134,553
                                      ========   ========



         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2007

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2006 Form 10-K filing dated December 29, 2006 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2007 and September 30, 2006 and the results of operations for the three and six months ended March 31, 2007 and 2006, respectively.

2. Net income per common share appearing in the statements of operations for the three and six months ended March 31, 2007 and 2006, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 20 offices throughout the United States, including the corporate headquarters, and employs 92 people.

     Allstates has agreements with domestic and international strategic partners and a network of agents throughout the world, and continues to pursue opportunities to forge additional strategic alliances in order to increase its global market share. The Company is a party to several site licensing agreements in which those licensees have contracted with Allstates to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 19 branch locations, 12 are licensees operations, while 7 are company owned and staffed operations.


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                 Three months ended       Six months ended
                                    March 31,                March 31,
                                 2007      2006         2007       2006
Revenue                        100.0%        100.0%     100.0%     100.0%
Cost of transportation          71.0          71.5       70.1       72.5
                               -----         -----      -----      -----
Gross profit                    29.0          28.5       29.9       27.5

Operating expenses:
  Personnel costs                9.7          11.4        8.8       10.3
  License commissions
    and royalties               13.5          10.6       13.8       10.5
  Other selling, general
    and administrative
     expenses                    5.6           6.8        5.4        6.3
                               -----         -----      -----      -----
Total operating  expenses       28.8          28.8       28.0       27.1

Operating income/(loss)          0.2          (0.3)       1.9        0.4
Interest expense, net           (0.5)         (0.4)      (0.4)      (0.4)
Other expense                    0.1          (0.0)       0.0        0.3
                               -----         -----      -----      -----
Net income/(loss) before
  tax provision                 (0.2)         (0.7)       1.5        0.3

Tax provision                    0.1           0.3       (0.7)      (0.1)%
                               -----         -----      -----      -----
Net income/(loss)               (0.1)%        (0.4)%      0.8%       0.2%

Revenue

     Revenue of the Company represents gross consolidated sales less customer discounts. Total revenue for the three months ended March 31, 2007 increased by approximately $432,000, or 2.6%, to $17,335,000, over the quarter ended
March 31, 2006, reflecting a higher volume of shipments and total weight of cargo shipped. Total sales for the six month period ended March 31, 2007 increased by approximately $3.7 million, or 10.1%, to $40,066,000 compared to the six month period ended March 31, 2006, for the same reasons. Total revenue increases during those comparative periods were achieved despite the adverse affect of Allstates WorldCargo's termination of the contractual relationship with our Chicago branch licensee during the second quarter of fiscal 2006, as well as with our Minneapolis branch licensee during the second quarter of fiscal 2007. The terminations of those contracts account for approximate decreases of $1,185,000 and $2,230,000 for the three and six month comparative periods. The Company was able to compensate for that loss of revenue through incremental growth at our existing branch locations. During the six months ended March 31, 2007, one customer accounted for approximately 9.7% of total revenue.

     Domestic revenue increased by approximately $285,000 or 2.1%, to $13,569,000 during the three-month period ended March 31, 2007 in comparison to the same period in the previous year, reflecting higher shipping volume for the reasons mentioned above. During the six months ended March 31, 2007, domestic revenue increased by approximately $1.5 million or 5.2%, to $30,572,000 compared to the same period in the prior year. International revenue increased by approximately $147,000 or 4.1%, to $3,766,000, during the three months ended March 31, 2007 in comparison to the prior year period. During the six months ended March 31, 2007, international sales increased comparatively by approximately $2.2 million or 29.3%, to $9,494,000.


Net Revenue

     Net revenue represents the difference between gross sales and the cost of transportation. The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. The cost of transportation as a percentage of revenue decreased by 0.5%, to 71.0%, for the three months ended March 31, 2007, and decreased by 2.4%, to 70.1% for the six months then ended, in comparison to the same period in the previous year. The cost of sales percentage decreases are primarily due to a combination of increased volume of higher margin business during each of the comparative periods, significant improvements in margins realized on certain existing business, and the elimination of lower margin business resulting from the terminated relationships of two of our branch licensees. In absolute terms, the cost of transportation increased by approximately $217,000 or 1.8%, to $12,309,000 during the three months ended March 31, 2007 over the previous year period. During the six months ended March 31, 2007, cost of transportation increased by approximately $1.7 million or 6.4% versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins increased to 29.0% during the quarter ended March 31, 2007 from 28.5% in the same quarter of the previous fiscal year, and increased for the six month comparative period then ended to 29.9% from 27.5% in the prior year period. Net revenue increased by approximately 215,000 to $5,026,000 for the three months ended March 31, 2007 versus the same three months of the prior year, and increased by approximately $2.0 million for the six month comparative period then ended.

Selling, General and Administrative Expenses

     As a percentage of revenue, operating expenses remained constant at 28.8% for the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006, and increased by 1.0% to 28.0% of sales for the six month period then ended. In absolute terms, operating expenses increased by approximately $132,000 or 2.7% during the three-month period ended March 31, 2007 as compared to the same period in the prior fiscal year, and increased by $1,365,000 during the six months then ended. The comparative increases in SG&A expenses during those periods reflects the increase in sales volume, manifested primarily in higher license commission, royalty and cargo insurance expense, and offset by reductions in personnel and facilities expenses.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $546,000 for the three-month period ended March 31, 2007, in comparison to the same period in the previous year, and increased by approximately $1,716,000 during the six months then ended. The higher expense is primarily due to the change in status of our Newark, NJ branch from a company-owned branch location to a licensee operated station effective April 1, 2006. Licensee commissions and royalties expensed to that station totaled approximately $530,000 during the quarter ended March 31, 2007 and totaled approximately $1,291,000 for the six months ended on that date. A net increase in gross profits at our other licensee locations accounts for the balance of the increase in licensee commissions. As a percentage of revenue, licensee commissions and royalties increased by 2.9%, to 13.5% of sales during the quarter ended March 31, 2007, and increased by 3.3%, to 13.8% of sales during the six months then ended.

     Cargo insurance increased by approximately $18,000 and $87,000 during the three and six months ended March 31, 2007 respectively, as compared to the same periods of the previous year. Cargo insurance expense, which is based on the amount of revenue, shipment weight and declared value for the period, was higher due to increases in those variables.

     Personnel-related expenses decreased on a net basis during the three and six month periods ended March 31, 2007 by approximately $243,000 and 220,000 respectively, primarily related to the conversion of the Newark, NJ branch from a company-owned branch location to a licensee operated station at the start of the third quarter of fiscal 2006. Facilities-related expenses, specifically rent and utilities, decreased by approximately $60,000 for the same reason.

     SG&A expenses presented for the three months ended March 31, 2007 and 2006 are inclusive of expenditures to related parties totaling $469,216 and $520,809, respectively. SG&A expenses presented for the six months ended March 31, 2007 and 2006 are inclusive of expenditures to related parties totaling $961,225 and 1,026,204, respectively.

Income From Operations

     Operating income increased during the three months ended March 31, 2007 by approximately $84,000, to $34,000, compared to the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period ended March 31, 2006, the operating margin for the three month period ended March 31, 2007 increased by 0.5%, to 0.2% of sales.

     Operating income increased during the six months ended March 31, 2007 by approximately $613,000, to $769,000, compared to the same six month period in the prior year, for the reasons indicated above. In comparison to the respective period ended March 31, 2006, the operating margin for the six month period ended March 31, 2007 increased by 0.6%, to 0.8% of sales.

Net Interest Expense

     Net interest expense increased by approximately $16,000 and $32,000 for the three and six months ended March 31, 2007 as compared to the same period in the previous year, reflecting higher interest rates on higher average outstanding borrowings.

Other income

     Other income reported during the six months ended March
31, 2006 represents funds received during the period from the final distribution settlement of the Q Logistics Chapter
11 filing from February 2001.

Net Income/(loss)

     During the quarter ended March 31, 2007, income before income taxes increased to a loss of approximately ($38,000) versus a loss of approximately ($124,000) during the same period in the prior year. The Company recorded a tax benefit of approximately $17,000 for the quarter ended March 31, 2007 as compared to a tax benefit of approximately $58,000 for quarter ended March 31, 2006. The net loss after tax amounted to approximately ($21,000) or (0.1%) of revenue during the second quarter of Fiscal 2007 versus a net loss of approximately ($66,000) or (0.4%) of revenue in the second quarter of Fiscal 2006.

     During the six month period ended March 31, 2007, income before income taxes increased to approximately $605,000 versus $109,000 during the same period in the prior year. The Company recorded a tax provision of approximately $285,000 for the six months ended March 31, 2007 as compared to a tax provision of approximately $51,000 for quarter ended March 31, 2006. Net income after tax amounted to approximately $320,000 or 0.8% of revenue during the six months ended March 31, 2007 versus net income of approximately $58,000 or 0.2% of revenue during the six months then ended.


Liquidity and Capital Resources

       Net cash provided by operating activities was approximately $35,000 for the six months ended March 31, 2007 compared to net cash used for operations of approximately $262,000 for the six months ended March 31, 2006. For the six months ended March 31, 2007, cash was provided primarily by the net income of the Company, before non-cash charges, of approximately $542,000, and an increase in income taxes payable of $195,000, offset by an increase in accounts receivable of $631,000. For the six months ended March 31, 2006, cash was used to finance the $456,000 increase in accounts receivable, and also reflects the decrease in accounts payable and accrued expenses of $101,000. Net income, net of non-cash charges totaled $281,000.

     At March 31, 2007, the Company had cash of $163,000 and net working capital of $1,732,000, compared with cash of $135,000 and net working capital of $1,438,000 respectively, at March 31, 2006. The increase in working capital at March 31, 2007 versus March 31, 2006 was primarily affected by the Company's net income during the preceding twelve months, before depreciation expense, of approximately $595,000, offset by capital expenditures made during that period of approximately $310,000.

     The Company's investing activities during the six months ended March 31, 2007 were primarily comprised of expenditures made for the benefit of the new computer system, primarily representing long term enhancements and improvements. For the six months ended March 31, 2007, capital expenditures amounted to approximately $98,000. During the six months ended March 31, 2006, capital expenditures amounted to approximately $319,000, of which approximately $120,000 is financed by a three year leasing arrangement.

     The Company makes weekly collections on a $250,000 loan extended to a licensee in March 2005 to finance their expansion effort. The loan is being paid back over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. For the six months ended March 31, 2007, Allstates collected approximately $42,000, and through that date, has collected approximately $164,000 since the loans inception.

      The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires May 28, 2007, interest on outstanding borrowings accrues at the banks prime rate of interest (8.25% at March 31, 2007). Management expects the loan agreement to be extended past the expiration date. During the six months ended March 31, 2007, Allstates borrowed $1,700,000 from the bank credit line and repaid $1,600,000. Outstanding borrowings on the line of credit at March 31, 2007 and 2006 were $2,400,000 and $2,011,000, respectively.


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

     Allstates counsel has received written confirmation from the property owner that it would assume the cost of the penalty, conservatively estimated at $3000 to $10,000, as well as the costs to perform the remaining work concerning the well closure issue and the legal fees to resolve the matter.

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

     The action is in the pre-trial stage. The Company is contesting the matter, and has turned the matter over to its insurance carrier, which has confirmed acceptance for defense and/or settlement.




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

 ALLSTATES WORLDCARGO, INC.

 BY:    /s/ SAM DIGIRALOMO         DATED:    May 15, 2007
 Sam DiGiralomo, President and CEO


 BY:    /s/ Craig D. Stratton     DATED:     May 15, 2007
  Craig D. Stratton, CFO, Secretary,
  Treasurer and Principal Financial Officer