Form 10-Q
period 2007-06-30
ALLSTATES WORLDCARGO INC
filed 2007-08-14
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                          FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED June 30, 2007

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

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of August 14, 2007.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                            INDEX

PART 1.           FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

        Financial Statements with Supplemental Information
        For the Period Ending June 30, 2007 and 2006

      Financial Statements:

         Condensed Consolidated Balance Sheet                    3

         Condensed Consolidated Statement of Operations          4

         Condensed Consolidated Statements of Stockholders'
          Equity (Deficit)                                       5

         Condensed Consolidated Statement of Cash Flows          6

      Notes to the Financial Statements                          7



      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........     8

      ITEM 3.  CONTROLS AND PROCEDURES.................          13

PART II.       OTHER INFORMATION.........................        13

       ITEM 1.  LEGAL PROCEEDINGS.......................         13

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.........15

       ITEM 3   DEFAULTS ON SENIOR SECURITIES................    15

       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS.............................    15

       ITEM 5   OTHER INFORMATION.......................         15

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K................ 15

                SIGNATURES.........................              16

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                June 30,     September 30,
                                  2007           2006
                               (Unaudited)         *
  Current Assets
    Cash                     $   152,078    $   111,630
    Accounts receivable       10,550,079     10,707,363
    Prepaid expenses and
    other current assets         474,469        286,243
    Deferred tax asset -
    current                      159,859        159,859
                              ----------     ----------
  Total current assets        11,336,485     11,265,095

  Property, plant and
  equipment                    2,097,070      1,958,820
  Less:  Accumulated
  depreciation                 1,240,904      1,066,546
                              ----------     ----------
  Net property, plant and
  equipment                      856,166        892,274

  Goodwill, including
  acquisition cost, net          535,108        535,108
  Other assets                    56,148        114,098
                              ----------     ----------
  Total assets               $12,783,907    $12,806,575
                             ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $ 5,217,339    $ 5,810,199
    Accrued expenses           2,115,951      1,690,800
    Short-term bank
    borrowings                 2,000,000      2,300,000
    Income taxes payable         190,652
    Notes/leases payable -
    current portion               98,500         94,624
                              ----------     ----------
  Total current liabilities    9,622,442      9,895,623

  Deferred tax liability -
  non current                     77,869         77,869
  Long term portion of
  notes/leases payable         2,299,101      2,379,407

    Stockholders' equity
    Common stock                   3,251          3,251
    Retained earnings            781,244        450,425
                              ----------     ----------
  Total stockholders' equity     784,495        453,676

  Total liabilities and
  stockholders' equity       $12,783,907    $12,806,575
                             ===========    ===========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                           Three Months Ended      Nine Months Ended
                                June 30,               June 30,
                            2007       2006          2007       2006
Revenue
                        $17,119,086 $16,970,407   $57,185,241  $53,364,830

Cost of transportation   12,029,717  11,864,752    40,124,163   38,265,512
                         ----------  ----------    ----------   ----------

Net revenue               5,089,369   5,105,655    17,061,078   15,099,318

Selling, general and
administrative expenses   5,013,653   5,049,832    16,216,738   14,888,368
                         ----------  ----------    ----------   ----------
Income/(loss) from
operations                   75,716      55,823       844,340      210,950

Other income (expense):
   Interest, net            (85,977)    (87,460)     (262,133)    (231,882)
   Other income              27,301                    40,312       98,223
                         ----------  ----------    ----------   ----------
Income/(loss) before
income tax provision         17,040     (31,637)      622,519       77,291

Provision for income
taxes                         6,700      45,420       291,700       96,616

Net income/(loss)        $   10,340   $ (77,057)   $  330,819    $ (19,325)
                         ==========  ==========    ==========    =========
Weighted average common
shares - basic            32,509,872 32,509,872    32,509,872   32,509,872

Net income per common
share - basic               $    .00   $    .00       $   .01    $     .00

Weighted average common
shares - diluted          32,509,872 32,509,872    32,509,872   32,509,872

Net income per common
share - diluted             $    .00   $    .00       $   .01    $     .00

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)

                               Common Stock

                          Number            Retained     Total
                            of        Par   Earnings  Stockholders'
                          Shares     Value  (Deficit)    Equity
Balance at            ___________  ______  _________   _________
 September 30, 2006    32,509,872   3,251    450,425     453,676


 Consolidated net
 profit for the nine
 months ended June                           330,819     330,819
 30, 2007

Balance at            ___________  ______  _________   _________
 June 30, 2007         32,509,872   3,251    781,244     784,495

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                         Nine Months Ended
                                            June 30,
                                         2007       2006
  Cash flows from operating
  activities:
  Net income (loss)                 $ 330,819   $ (19,325)
  Adjustments to reconcile net
  income (loss) to net cash used
  for/provided by
  operating activities:
      Depreciation
                                      184,466     136,744
      Provision for doubtful
         accounts                     143,759     232,429
      Loss on sale of assets            1,375
      Deferred income taxes                        34,580
      (Increase) decrease in assets:
          Accounts receivable          13,526     994,970
          Prepaid expenses and other
           assets                    (198,000)    (24,883)
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses          (167,709) (1,230,987)
          Income taxes payable        190,652      25,709
                                     --------   ---------
  Net cash provided by
  operating activities                498,888     149,237

  Cash flows from investing
  activities:
     Purchase of equipment           (149,733)   (487,189)
     Loan to licensee
     Collection of loan principal      63,972      59,535
     Deposits                           3,750     (10,385)
                                     --------   ---------
  Net cash used for investing
  activities                          (82,011)   (438,039)

  Cash flows from financing
  activities:
     Repayments under capital leases  (51,429)    (39,797)
     Borrowing under capital leases               120,067
     Repayments under notes payable   (25,000)    (25,000)
     Repayments under short-term
      bank borrowings              (2,000,000)   (411,360)

     Borrowing under short-term
      bank borrowings               1,700,000   1,111,860
                                     --------   ---------
  Net cash (used for)/provided by
  financing activities               (376,429)    755,770

  Net increase in cash                 40,447     466,968
  Cash at beginning of period         111,630     180,317
                                     --------   ---------
  Cash, end of period               $ 152,078    $647,285
                                     ========   =========


         The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2007

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2006 Form 10-K filing dated December 29, 2006 (File No. 000-24991). In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2007 and September 30, 2006 and the results of operations for the three and nine months ended June 30, 2007 and 2006, respectively.

2. Net income per common share appearing in the statements of operations for the three and nine months ended June 30, 2007 and 2006, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 20 offices throughout the United States, including the corporate headquarters, and employs 91 people.

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


Results of Operations

     The   following  table  sets  forth  for  the   periods
indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                          Three Months Ended       Nine Months Ended
                             June 30,                  June 30,
                          2007        2006         2007      2006
                          ----        ----         ----      ----
Revenues                 100.0%      100.0%       100.0%    100.0%
Cost of transportation    70.3        69.9         70.2      71.7
Gross  profit             29.7        30.1         29.8      28.3

Operating expenses:
  Personnel    costs       9.9         9.2          9.1      10.0
  License commissions
   and royalties          13.7        13.7         13.7      11.5
  Other selling, general
   and administrative
    expenses               5.7         6.9          5.5       6.4
Total operating expenses  29.3        29.8         28.3      27.9

Operating income           0.4         0.3          1.5       0.4
Interest expense, net     (0.5)       (0.5)        (0.5)     (0.4)
Other income               0.2        (0.0)         0.1       0.2
Net income before
  tax  provision           0.1        (0.2)         1.1       0.2
Tax  provision            (0.0)       (0.3)        (0.5)     (0.2)
Net income                 0.1%       (0.5)%        0.6%      0.0%

Revenue

     Revenue of the Company represents gross consolidated sales less customer discounts. Total revenue for the three month period ended June 30, 2007 increased by approximately $149,000, or 0.9%, to $17,119,000, over the quarter ended
June 30, 2006, reflecting a higher volume of shipments and total weight of cargo shipped. Total sales for the nine months ended June 30, 2007 increased by approximately $3.8 million, or 7.2%, to $57,185,000 compared to the nine month period ended June 30, 2006, for the same reasons. Total revenue increases during those comparative periods were achieved despite the adverse affect of Allstates WorldCargo's termination of the contractual relationship with our Chicago branch licensee during the second quarter of fiscal 2006, as well as with our Minneapolis branch licensee during the second quarter of fiscal 2007. The terminations of those contracts account for approximate decreases of $1,195,000 and $3,425,000 for the three and nine month comparative periods. The Company was able to compensate for that loss of revenue through incremental growth at our existing branch locations as well as business derived from a new branch location that began operations during the first quarter of fiscal 2007. During the nine months ended March 31, 2007, no customer accounted for more than 10 % of total revenue, while one customer accounted for approximately 8.6% of total revenue.

     Domestic revenue decreased by approximately $648,000 or (4.8)%, to $12,901,000 during the three-month period ended June 30, 2007 in comparison to the same period in the previous year, reflecting lower net shipping volume that was impacted substantially from the termination of the Minneapolis licensee contract as mentioned above. During the nine months ended June 30, 2007, domestic revenue increased by approximately $870,000 or 2.0%, to $43,473,000 compared to the same period in the prior year. International revenue increased by approximately $796,000 or 23.3%, to $4,218,000, during the three months ended June 30, 2007 in comparison to the prior year period. During the nine months ended June 30, 2007, international sales increased comparatively by approximately $2.9 million or 27.4%, to $13,713,000.


Net Revenue

     Net revenue represents the difference between gross sales and the cost of transportation. The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. The cost of transportation as a percentage of revenues increased by 0.4%, to 70.3%, for the three months ended June 30, 2007, in comparison to the same period in the previous year, primarily reflecting an additional charge of approximately $43,000 related to prior year activity as well as the higher mix of international versus domestic freight between the comparative periods. International freight, which generally requires a higher percentage of transportation costs to revenue than domestic freight, accounted for 24.7% of total revenues in 2007 versus 20.2% in 2006. For the nine months ended June 30, 2007, the cost of transportation percentage decreased by 1.5%, to 70.2% in comparison to the same period in the prior year, primarily due to a combination of increased volume of higher margin business, significant improvements in margins realized on certain existing business, and the elimination of lower margin business resulting from the terminated relationships of two of our branch licensees. In absolute terms, the cost of transportation increased by approximately $165,000 or 1.4%, to $12,030,000 during the three months ended June 30, 2007 over the previous year period. This increase includes an additional charge of approximately $43,000 the Company incurred related to prior year activity, the result of a settlement agreement with one of our vendors. During the nine months ended June 30, 2007, cost of transportation increased by approximately $1.9 million or 4.9% versus the comparative period in the prior year, reflecting the increased sales volume. Gross margins decreased to 29.7% during the quarter ended June 30, 2007 from 30.1% in the same quarter of the previous fiscal year, and increased for the nine month comparative period then ended to 29.8% from 28.3% in the prior year period. Net revenue decreased by approximately $16,000 to $5,089,000 for the three months ended June 30, 2007 versus the same three months of the prior year, and increased by approximately $2.0 million for the nine month comparative period then ended.

Selling, General and Administrative Expenses

     As a percentage of revenue, operating expenses decreased by 0.5% to 29.3% for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. In absolute terms, operating expenses decreased by approximately $36,000 or 0.7%, to $5,014,000 during the three-month period ended June 30, 2007 as compared to the same period in the prior fiscal year. Decreases in legal fees and bad debt expense, offset by increases in personnel-related expenses, were the primary drivers of the lower expense during the quarter. During the nine months ended June 30, 2007, operating expenses as a percentage of sales increased by 0.5% to 28.4% in comparison to the same period of the prior year, and in absolute terms increased by $1,328,000 or 8.9%, to $16,217,000 over the same period of the previous year. The change in SG&A expenses during the nine month comparative period primarily reflects the increase in sales volume, manifested primarily in higher license commission, royalty and cargo insurance expense, offset by reductions in personnel and facilities expenses, as well as legal fees and bad debt expense.

     Allstates pays commissions to licensees as compensation for generating profits to the Company. Licensee commissions and royalties paid pursuant to licensee agreements increased by approximately $1,684,000 during the nine-month period ended June 30, 2007. The higher expense is primarily due to the change in status of our Newark, NJ branch from a company-owned branch location to a licensee operated station effective April 1, 2006. Licensee commissions and royalties expensed to that station totaled approximately $1,696,000 during the nine months ended June 30, 2007 versus approximately $371,000 expensed during the same period in 2006, an increase of $1,325,000. A net increase in gross profits at our other licensee locations during that period accounts for the balance of the increase in licensee commissions. As a percentage of revenue, licensee commissions and royalties increased by 2.2%, to 13.7% of sales during the nine months ended June 30, 2007.

     Cargo insurance increased by approximately $21,000 and $107,000 during the three and nine months ended June 30, 2007 respectively, as compared to the same periods of the previous year. Cargo insurance expense, which is based on the amount of revenue, shipment weight and declared value for the period, was higher due to increases in those variables.

     Personnel-related expenses increased on a net basis during the three month period ended June 30, 2007 by approximately $133,000 over the previous year comparative period. Sales commissions increased by approximately $43,000, reflecting higher revenues generated at company owned stations. Operations salaries increased approximately $45,000, primarily due to increased staffing to support growth at our two Florida locations. In addition, bonus expense was higher by $66,000 over the previous year's comparative period, reflecting management's decision during the quarter ended June 30, 2006 to reverse the executive bonus that had accrued over the first six months of that fiscal year. The nine month period ended June 30, 2007 resulted in a net decrease in personnel-related expenses of approximately $96,000, impacted by the conversion of the Newark, NJ branch from a company-owned branch location to a licensee operated station at the start of the third quarter of fiscal 2006. Facilities-related expenses, specifically rent and utilities, decreased by approximately $55,000 for the same reason.

     Bad debt expense decreased for the three months ended June 30, 2007 by approximately $44,000, and decreased by approximately $89,000 for the nine months then ended. The decrease during the three month period reflects a negotiated settlement payment the Company made during the prior year's quarter ended June 30 2006 for the return of funds received from a customer who had filed for Chapter 11 bankruptcy status in 2005. The comparative decrease in bad debt expense during the nine month period ended June 30, 2007 is primarily due to the additional expense incurred during the previous year for the aforementioned return of funds payment as well as bad debt charge-offs made during that period within the Company's GTD Logistics truck brokerage operation.

     Legal fees decreased for the three and nine month periods ended June 30, 2007 by approximately $137,000 and $173,000 in comparison to the prior year periods ended June 30, 2006, reflecting higher expenses incurred during the 2006 period for outside counsel in support of the Company for various issues.

     SG&A expenses presented for the three months ended June 30, 2007 and 2006 are inclusive of expenditures to related parties totaling $446,007 and $394,950, respectively. SG&A expenses presented for the nine months ended June 30, 2007 and 2006 are inclusive of expenditures to related parties totaling $1,557,004 and 1,421,155, respectively.

Income From Operations

     Operating income increased during the three months ended June 30, 2007 by approximately $20,000, to $76,000, compared to the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period ended June 30, 2006, the operating margin for the three month period ended June 30, 2007 increased by 0.1%, to 0.4% of sales.

     Operating income increased during the nine months ended June 30, 2007 by approximately $633,000, to $844,000, compared to the same nine month period in the prior year, for the reasons indicated above. In comparison to the respective period ended June 30, 2006, the operating margin for the nine month period ended June 30, 2007 increased by 1.1%, to 1.5% of sales.


Net Interest Expense

     Net interest expense increased by approximately $30,000 nine months ended June 30, 2007 as compared to the same period in the previous year, reflecting higher interest rates on higher average outstanding borrowings.

Other income

     Other income reported during the nine months ended June
30, 2006 represents funds received during the period from the final distribution settlement of the Q Logistics Chapter
11 filing from February 2001.

Net Income/(loss)

     During the quarter ended June 30, 2007, income before income taxes increased to approximately $17,000 versus a loss of approximately ($32,000) during the same period in the prior year. The Company recorded a tax provision of approximately $7,000 for the quarter ended June 30, 2007 as compared to a tax provision of approximately $45,000 for quarter ended June 30, 2006. Net income after tax amounted to approximately $10,000 or 0.1% of revenue during the third quarter of Fiscal 2007 versus a net loss of approximately ($77,000) or (0.5%) of revenue in the third quarter of Fiscal 2006.

     During the nine month period ended June 30, 2007, income before income taxes increased to approximately $623,000 versus $77,000 during the same period in the prior year. The Company recorded a tax provision of approximately $292,000 for the nine months ended June 30, 2007 as compared to a tax provision of approximately $97,000 for quarter ended June 30, 2006. Net income after tax amounted to approximately $331,000 or 0.6% of revenue during the nine months ended June 30, 2007 versus a net loss of approximately ($19,000) or 0.0% of revenue during the nine months then ended.

Liquidity and Capital Resources

       Net cash provided by operating activities was approximately $499,000 for the nine months ended June 30, 2007 versus net cash provided by operations of approximately $149,000 for the nine months ended June 30, 2006. For the nine months ended June 30, 2007, cash was provided primarily by the net income of the Company, before non-cash charges, of approximately $659,000, and an increase in income taxes payable of $191,000, offset by a decrease in accounts payable and accrued expenses of $168,000, and an increase in prepaid expense of $160,000. For the nine months ended June 30, 2006, cash was provided by the net income of the Company, net of non-cash charges, of $409,000 and a $995,000 decrease in accounts receivable, offset by a $1,231,000 decrease in accounts payable.

     At June 30, 2007, the Company had cash of $152,000 and net working capital of $1,714,000, compared to cash of $647,000 and net working capital of $1,245,000 respectively, at June 30, 2006. The increase in working capital at June 30, 2007 versus June 30, 2006 was primarily affected by the Company's net income during the preceding twelve months, before depreciation expense, of approximately $689,000, offset by capital expenditures made during that period of approximately $194,000.

     The Company's investing activities during the nine months ended June 30, 2007 were primarily comprised of expenditures made for the benefit of the new computer system, primarily representing long term enhancements and improvements. For the nine months ended June 30, 2007, capital expenditures amounted to approximately $150,000. During the nine months ended June 30, 2006, capital expenditures amounted to approximately $487,000, of which approximately $120,000 is financed by a three year leasing arrangement.

     The Company makes weekly collections on a $250,000 loan extended to a licensee in March 2005 to finance their expansion effort. The loan is being paid back over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. For the nine months ended June 30, 2007, Allstates collected approximately $64,000, and through that date, has collected approximately $186,000 since the loans inception.

      The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires February 28, 2008, interest on outstanding borrowings accrues at the banks prime rate of interest (8.25% at June 30, 2007). During the nine months ended June 30, 2007, Allstates borrowed $1,700,000 from the bank credit line and repaid $2,000,000. Outstanding borrowings on the line of credit at June 30, 2007 and 2006 were $2,000,000 and $2,300,000, respectively.


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

Joseph M. Guido v. Allstates WorldCargo, Inc., Sam
DiGiralomo, Barton C. Theile, and Craig D. Stratton.

     As previously reported, pursuant to the Settlement Agreement that resolved the litigation that commenced in October 2004 by the Company's majority shareholder (the SShareholder Litigation"), the By-Laws of the Company were amended to provide that the Board of Directors shall consist of seven members. The number of directors prior to the amendment was four. Also pursuant to the Settlement Agreement, Charles F. Starkey, Alan E. Meyer, and Joseph Buckelew were appointed to fill the vacancies on the Board of Directors created by the expansion of its size. The By-Laws were also amended, pursuant to the Settlement Agreement, to provide for the manner in which vacancies in the Board of Directors were to be filled. The Settlement Agreement also required the parties to nominate and vote for, as Directors, Messrs. Buckelew, Starkey, and Meyer (or their duly appointed successors) at future meetings of the Company's shareholders at which directors are to be chosen.

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

Masterbrush, LLC and B&G Plastics, Inc. v. Allstates
Logistics, Inc. and T.H. Weiss, Inc.

      As previously reported, on or about December 5, 2005, Masterbrush, LLC ("Masterbrush") and B&G Plastics, Inc.
("B&G") commenced an action against the Company's wholly-owned subsidiary Allstates Logistics, Inc. ("ALI") and T.H.
Weiss, Inc. ("Weiss"), alleging various causes of action arising out of the importation by Masterbrush of a quantity of natural bristle paintbrushes produced in China (the
SBrushes").

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

     In June 2007, the action was settled pursuant to the following terms: The plaintiff was paid the total sum of $10,600 in full settlement of its claim (which sum was paid by the Company's insurance carrier, less a $1,000 deductible). In addition, the plaintiff paid to the Company the sum of $5,462.02 in outstanding freight charges.


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

 ALLSTATES WORLDCARGO, INC.

 BY: /s/ SAM DIGIRALOMO       DATED:    August 14, 2007
 Sam DiGiralomo,
 President and CEO


 BY: /s/ Craig D. Stratton    DATED:    August 14, 2007
 Craig D. Stratton, CFO,
 Secretary,
 Treasurer and Principal
 Financial Officer