Form 10-K
period 2007-09-30
ALLSTATES WORLDCARGO INC
filed 2007-12-27
CIK 1072293

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC   20549

                                Form 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

The number of shares of Common Stock outstanding as of December 27, 2007 was 32,509,872 shares.

At December 27, 2007, the voting stock of the registrant had not been publicly quoted.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 21 offices throughout the United States, including the corporate headquarters, and employs 93 people.

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

Marketing and Licensing

     Allstates markets its services through a network of 20 domestic branch offices, its strategic alliances, and selected agents throughout the world. Allstates is a party to several site licensing agreements in which those licensees have contracted with the Company to provide exclusive freight forwarding services, including sales and operating functions, under the Allstates name. Of the 20 branch locations, 14 are licensees operations, while 6 are company owned and staffed operations.

     Allstates utilizes a combination of professionally prepared advertising materials, highly trained sales and operations/customer services professionals, direct mail, assorted promotional items, and audio/visual presentations.


Information Systems

A primary component of our business strategy is the continued development of its information technology. We have invested substantial management and financial resources to upgrade and improve our information systems in an effort to provide leading edge technology to customers and employees. Our initiatives include the rollout of a new freight tracking and accounting system and the implementation of a new warehouse management system.

Highlights of the new freight tracking system include:

..    Microsoft Windows(R)-based freight tracking system with the infrastructure and functionality to process the most complex processes as well as manage significant increases in shipment count
..    Automatic service performance tracking and reporting
..    Advanced features for multi-station management, operations, and accounting, providing real-time information for all users
..    Automated event-driven tracking with detailed information about shipments as they pass through the system
..    Extensive reporting capabilities
..    Full Internet functionality for customers including web-based tracking, tracing, and shipment entry
..    Enhanced EDI (Electronic Data Interchange) capabilities
..    Automatic notifications to operations and sales personnel
     regarding shipment status
..    Automatic document distribution to customers via fax and/or email
..    Electronic forms generation for transmission to customers, carriers, stations, and agents

The Company is rolling out the new system on a station-by-station basis. Through the end of December 2007, all but three of the Company's stations have converted to the new tracking system. Management expects the full conversion to be completed by the end of the second quarter of fiscal 2008.

The warehouse management system, which was placed in service during the first quarter of fiscal 2008, provides Allstates with the ability to keep track of and provide multiple customers with accurate, up to the minute information on key inventory records, and to bill for those services provided. It is a fully integrated system providing but not limited to such features as client web access, EDI interface, and bar-code interface.


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

Customers

     Allstates has a diverse customer base, with approximately 1,700 accounts. In fiscal 2007, no customer accounted for more than 10% of revenues. Over the 45 years of its operations, Allstates has done business with over 25,000 customers. Some of Allstates's major customers over the years have been J.B. Williams, Raytheon, Giorgio Perfume, Cosmair, Ashton Tate, Merisel Corporation, Budd Corporation, Home Box Office (a division of Time-Warner), Sensormatic, AT&T, and Polaris.

Employees

     As of December 19, 2007, the Company employed a total of 93 individuals. Allstates Air Cargo, Inc. and subsidiaries accounted for 91 employees (of which 5 are part time), including 51 in operations and customer service, 12 in sales, marketing and related activities, 3 in management information systems, and 25 in administration and finance. Audiogenesis Systems, Inc. has 2 full-time employees. Allstates's success is highly dependent on its ability to attract and retain qualified employees. The loss of any of the Company's senior management or other key sales and marketing personnel could have a material adverse effect on Allstates's business, operating results and financial condition.


Pension Plan

Effective   May  1994,  the  Company  adopted  a  discretionary   non-
standardized 401(k) profit sharing plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Section 401(k), 404 and 415 (the "Code"). For 2007, the maximum contribution allowed by the Code was the lesser of 100% of an employees' compensation, or $15,500. Participants who attained age 50 prior to the close of the plan year are eligible to make catch-up contributions of an additional $5,000, after the maximum contribution has been made. The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. Company contributions vest at the rate of 20% of the balance at each employees' third, fourth, fifth, sixth, and seventh anniversary of employment. The employees' contributions are 100% vested at the time of deferral. The plan also allows employer discretionary contributions allocated in accordance with participants' compensation. The Company did not make any discretionary contributions to the plan for the year ended September 30, 2007.

Audiogenesis Systems Inc.

Sales of Safety Equipment.

     Audiogenesis Systems, Inc., a wholly owned subsidiary of Allstates WorldCargo, Inc., operates a store which distributes safety equipment under the service mark SafeTvend(sm) at a major pharmaceutical corporation in the New York area. Audiogenesis's safety store is located on the customer's premises, and sells respirators, hard hats, safety glasses, protective clothing, and other similar products which are used or worn by the customer's employees to help protect them from industrial accidents and injuries.


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


ITEM 2.    DESCRIPTION OF PROPERTY

     Allstates occupies approximately 7,000 square feet of space in Forked River, New Jersey for its principal administrative, sales and marketing support and product development facility under a ten year lease which is due to expire in fiscal 2009. The Company's branch locations, which are located in the vicinity of major metropolitan airports, occupy approximately 1,000 to 51,000 square feet. All such branch locations are company leased properties or properties leased by licensee owners. Company leased properties generally run for an average term of three years and are scheduled to expire between fiscal 2008 and fiscal 2009. The total rent expense for company leased facilities was approximately $611,000 during fiscal 2007. Allstates believes that its existing facilities are adequate to support its activities for the foreseeable future.

     The Company's branch locations as of September 30, 2007 were:



Los Angeles, California   Nashville, Tennessee

Kenilworth, New Jersey    Miami, Florida

St. Louis, Missouri       Houston, Texas

Jacksonville, Florida     Indianapolis, Indiana

Pittsburgh, Pennsylvania  Detroit, Michigan

Philadelphia,             Birmingham, Alabama
Pennsylvania

Atlanta, Georgia          Raleigh, North Carolina

Boston, Massachusetts     San Francisco, California

Chicago, Illinois         San Diego, California

Kansas City, Missouri     Wayne, New Jersey



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

     As previously reported, the work was unable to be completed due to site improvements installed by the current property owner that rendered the monitoring wells inaccessible. While the property owner agreed to fund the additional costs necessary to access the wells for abandonment, information provided by the owner indicated that the monitoring wells were destroyed and that abandonment was not feasible.

     In order to resolve the matter administratively with DEP, Allstates was required to proceed through NJDEP's Notice of Non-Compliance process for lost or destroyed wells. This process required that the party demonstrate that it made an appropriate effort to find and properly abandon the wells, but that abandonment was not possible. Documentation was submitted by counsel to the NJDEP to demonstrate that when the site improvements were installed, the contractors excavated to a depth such that the wells would have been destroyed beyond the ability to be properly abandoned. We were successful in proceeding through the NJDEP's Notice of Non-Compliance process. In lieu of the proper abandonment, DEP assessed a penalty of $3,000 ($1,000 per well), which amount has been paid by the site purchaser. No further costs will be incurred to address this issue, which is now fully resolved.

     On March 21, 2007, DEP issued a letter requiring the submission of a Biennial Certification concerning the groundwater Classification Exception Area ("CEA") established for the site at the time of the 2002 No Further Action Letter. The CEA projected when remaining groundwater contamination would naturally degrade and groundwater would comply with DEP's groundwater cleanup standards. The request was unexpected given DEP's prior indications that it would not require Biennial Certifications on closed matters. The Biennial Certification was submitted to DEP on September 14, 2007, and was approved by DEP, but required that Allstates conduct groundwater sampling to demonstrate that groundwater now complies with DEP's groundwater cleanup standards.

     Carpenter Environmental Associated, Inc. ("Carpenter") collected groundwater samples on November 30, 2007 and anticipates receipt of sample results by the end of the year. If the sample is clean, a second sample will be collected in the first calendar quarter of 2008 to confirm the results, which will then be submitted to DEP with the proposal that no further sampling be required. The estimated cost of sampling and reporting is approximately $6,000 to $10,000, of which $3,000 is to be reimbursed by the purchaser pursuant to the Agreement of Sale which entitles Allstates to up to $3,000 per year for reporting and monitoring costs associated with the CEA.

     If the November 30, 2007 sampling results indicate that contamination in groundwater has not reached DEP cleanup criteria, DEP will require submission of a revised CEA projecting when contamination will naturally degrade followed by sampling to confirm the accuracy of the new projection and reporting of the data. The estimated costs of the revised CEA, should it be required, and the associated sampling and reporting, is approximately $15,000 to $25,000, up to $6,000 of which is to be reimbursed by the purchaser pursuant to the Agreement of Sale.

     Should a revised CEA be required, Biennial Certifications will be required to be submitted every two years at a cost of approximately $2,500 to $4,000. Purchaser is obligated to reimburse Allstates up to $3,000 per year of these costs unless otherwise exhausted. The number of Biennial Certifications that may need to be submitted under those circumstances cannot be predicted.

     In March 1997, Allstates made claims against liability insurance carriers for coverage. The Company's counsel submitted invoices to the carriers in September 2003, and has responded to their requests for information. Any costs incurred by Allstates in connection with the current year issues will be pursued from its insurance carriers. Company counsel will defer further settlement discussions with the insurance carriers until groundwater is confirmed to meet DEP cleanup standards.

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

The case settled in November 2006, and the Complaint was dismissed without any admission of liability or payment of any money by the Company.

Autosplice, Inc. v. Allstates WorldCargo, Inc.

On or about November 30, 2006, a complaint was filed against the Company in the Superior Court of California, County of San Diego, Docket No. GIC876245. In that case, the plaintiff alleged breach of contract and tortious behavior in connection with a shipment of equipment handled by the Company. The plaintiff alleged that it was damaged in the amount of $139,378.96, which it sought to recover. The plaintiff has reserved the right to seek punitive damages in the amount of $400,000.

On June 11, 2007, the parties entered into a written Settlement Agreement pursuant to which the Company agreed to pay plaintiff the sum of $10,600 in full settlement of its claim, while at the same time the plaintiff agreed to pay the Company the sum of $5,362.02 for outstanding freight charges, for a net recovery by plaintiff of $5,237.98. The Company's insurance carrier paid the full amount of the settlement payment ($10,600) to plaintiff (less the applicable $1,000 deductible).

On June 19, 2007, the Court dismissed the action, with prejudice, pursuant to a Joint Stipulation of Dismissal.

Allstates Air Cargo, Inc. v. Dan Gustafson & C.A.S.S. Group, Inc.

On or about January 15, 2007, the Company's subsidiary Allstates Air Cargo, Inc. ("AAC") received a letter from C.A.S.S. Group, Inc. ("C.A.S.S."), its licensee in Minnesota and parts of Wisconsin, allegedly declaring AAC in default under the parties' September 20, 1999 Licensing Agreement. The letter alleged that AAC was wrongfully competing with C.A.S.S. in its exclusive territory, that AAC had failed to pay C.A.S.S. certain amounts said to be due under the Licensing Agreement, that AAC had promised to pay for certain computer equipment and had failed to, and that AAC had promised to make certain sales materials and promotional items available to C.A.S.S. at AAC's cost and had failed to. In the letter, C.A.S.S. stated that if AAC failed to cure these alleged defaults by February 15, 2007, C.A.S.S. would exercise its alleged right to terminate the Licensing Agreement.

On or about January 31, 2007, AAC commenced an arbitration proceeding against C.A.S.S. and its principal, Dan Gustafson ("Gustafson"), under the auspices of the American Arbitration Association, in East Providence, RI, under Claim Number 14 125 00174 07 (the "Arbitration Proceeding"), in which AAC sought a declaration that AAC was not in default, that AAC had cured any existing default, and/or that any existing default was immaterial and was not a basis for termination of the Licensing Agreement.

By letter dated February 19, 2007, C.A.S.S. notified AAC that C.A.S.S. considered AAC to have failed to cure the alleged defaults, and that C.A.S.S. was exercising its purported right to terminate the Licensing Agreement as of the close of business, February 19, 2007.

On or about February 20, 2007, C.A.S.S. and Gustafson interposed a Counterclaim in the Arbitration Proceeding against AAC, and also setting forth a Third-Party Claim against AAC's president, Sam DiGiralomo ("DiGiralomo"), setting forth, in substance, the same allegations as in the their letter.

On or about March 30, 2007, the parties settled their dispute pursuant to a written Settlement Agreement, pursuant to which the Licensing Agreement was terminated in return for a series of payments to the Company over a period of three years.


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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, selected consolidated financial data for the Company for the five years ended September 30, 2007. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                         YEAR ENDED SEPTEMBER 30,
                                  (in thousands, except per share data)

                                 2003     2004     2005     2006    2007

STATEMENT OF OPERATIONS DATA

Revenues                        $46,293  $54,705   $68,842  $71,217  $74,894
Income (loss) from operations      (326)     727     1,086      449      886
Net income (loss)                  (582)     233       603       80      321
Basic net income (loss) per
common share                      ($.02)    $.01      $.02     $.00     $.01
Diluted net income (loss) per
common share                      ($.02)    $.01      $.02     $.00     $.01

Weighted average
  Common shares outstanding
    - basic                      32,510   32,510    32,510   32,510   32,510
Weighted average
  Common shares outstanding
    - diluted                    32,510   32,510    32,510   32,510   32,510


BALANCE SHEET DATA:

Working capital                 $1,050  $1,081   $1,527   $ 1,369    1,732
Total assets                     8,287   9,787   12,699    12,807   12,768
Liabilities - current            6,338   7,577    9,838     9,896    9,612
Liabilities - long term          2,412   2,440    2,487     2,457    2,381
Total stockholders' equity        (462)   (229)     374       454      775


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


Results of Operations

     The  following table sets forth for the periods indicated certain
financial   information   derived  from  the  Company's   consolidated
statement of operations expressed as a percentage of total revenues:

                                        Fiscal Year Ended September 30,
                                            2007      2006      2005
                                        --------------------------------
Revenues                                   100.0%    100.0%     100.0%
Cost of transportation                      70.1      70.9       71.0
                                           -----     -----      -----
Gross profit                                29.9      29.1       29.0

Operating expenses:
  Personnel costs                            9.2      9.7         9.8
  License commissions and royalties         13.7     12.7        11.5
  Other selling, general and
    administrative expenses                  5.8      6.1         6.1
                                           -----     -----      -----
Total operating expenses                    28.7     28.5        27.4

Operating income                             1.2      0.6         1.6
Interest expense, net                       (0.5)    (0.4)       (0.4)
Other income/(expense)                       0.1      0.1         0.0
                                           -----     -----      -----
Net income before tax provision              0.8      0.3         1.2

Tax provision                               (0.4)    (0.2)       (0.3)
                                           -----     -----      -----
Net income                                  0.4%      0.1%        0.9%



REVENUES

Fiscal 2007 vs. fiscal 2006

     The revenues of Allstates WorldCargo represent gross consolidated sales less customer discounts. During the fiscal year ended September 30, 2007, sales increased by approximately $3.7 million, or 5.2%, to 74,894,000, over the previous fiscal year ended September 30, 2006, reflecting an overall increase in volume of freight shipped. Domestic-routed freight revenues increased by $1,175,000, or 2.1%, to $57,354,000 over the previous fiscal year, while international freight revenues increased by $2,502,000, or 16.6%, to $17,541,000 over that earned in the prior fiscal year.

     The increase in domestic revenues in fiscal 2007 compared to the prior year reflects net incremental growth at our existing branch locations as well as business derived from a new branch location that began operations during the first quarter of fiscal 2007. Domestic sales increased despite the adverse affect of Allstates' termination of the contractual relationship with our Chicago and Minneapolis branch licensees during the second quarter of fiscal 2006 and the second quarter of fiscal 2007, respectively. During the twelve month period ended September 30, 2007, the terminations of those contracts accounted for a combined loss of domestic revenue of approximately $3.2 million as compared to the same period ended September 30, 2006. As well, the increase in international revenues was attained despite an approximate loss of $1.2 million of sales resulting from the terminations of those contracts, reflecting incremental growth at existing stations.


Fiscal 2006 vs. fiscal 2005

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


NET REVENUES

Fiscal 2007 vs. fiscal 2006

     Net revenues represents the Company's revenue after subtracting the cost of arranging transportation services to our customers, which we refer to as cost of transportation. The cost of transportation is composed primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. In terms of percentage of revenues, the total cost of transportation decreased by 0.8%, to 70.1% of sales for the fiscal year ended September 30, 2007 in comparison to the fiscal year ended September 30, 2006. The cost of transportation percentage on domestic-routed freight decreased by 1.0%, primarily due to a combination of improved margins on selected distribution business, as well as the elimination of low margin business that resulted from the termination of the contractual relationship with our Chicago and Minneapolis branch licensees. The cost percentage on international shipments decreased by 0.7% of sales primarily due to growth in higher margin air export business that was attained during the first and second quarters of the fiscal year. In absolute terms, cost of transportation increased by $2,040,000, or 4.0%, to $52,534,000 for the fiscal year ended September 30, 2007 compared to the prior fiscal year, reflecting the increase in sales. Gross margins, which are stated as a percentage of net revenues to gross sales, increased to 29.9% of sales for fiscal 2007. Net revenues increased by $1,637,000, or 7.9%, to $22,360,000 in fiscal 2007 versus fiscal 2006.


Fiscal 2006 vs. fiscal 2005

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









SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Fiscal 2007 vs. fiscal 2006

     Selling, general and administrative expenses include personnel costs, licensee commissions and other costs necessary to operate our business. SG&A expenses increased as a percentage of revenues by 0.2%, to 28.7%, for the fiscal year ended September 30, 2007 when compared to the prior fiscal year ended September 30, 2006. In absolute terms, operating expenses increased by approximately $1,200,000, or 5.9%, to $21,474,000. The increase in operating cost expenditures primarily reflects higher licensee commissions, bad debt and cargo insurance expense, offset by reduced legal fees and computer-related expenses.

     Allstates pays commissions to licensees and independent sales agents as compensation for generating profits for the Company. Licensee commissions and royalties pursuant to licensee agreements increased by approximately $1,131,000 in fiscal 2007 over fiscal 2006. The higher expense primarily reflects the full year effect of the change in status of our Newark, NJ branch from a company-owned branch location to a licensee operated station effective April 1, 2006.
When a company-owned station changes status to that of a licensee operated station, the commission expense that is incurred is offset in part by savings realized from the elimination of normal operating expenses, such as personnel and facilities costs. As a percentage of revenues, licensee commissions and royalties increased by 1.0%, to 13.7% of sales, in fiscal 2007.

     Bad debt expense increased by approximately $238,000 for the fiscal year ended September 30, 2007 in comparison to the prior fiscal year. This increase reflects a balance write-off of approximately $328,000 for an international customer who filed for bankruptcy during the fourth quarter of the fiscal year.

     Cargo insurance increased by approximately $102,000 during the twelve months ended September 30, 2007, as compared to the same period of the previous year. Cargo insurance expense, which is based on the amount of revenue, shipment weight and declared value for the comparative periods, was higher due to increases in those variables.

     Legal fees decreased for the fiscal year ended September 30, 2007 by approximately $179,000 in comparison to the prior year period ended September 30, 2006, reflecting a reduced requirement for services from outside counsel during the year in support of Company issues.

     MIS fees decreased by approximately $95,000 for the fiscal year ended September 30, 2007 in comparison to the prior year period. The Company has been transitioning to a new computer system during the year, and with less dependence on the older system, our maintenance requirements on that computer system, which are serviced by an outside tech firm, have been reduced. Expenditures against the new system have primarily been for long-term enhancements and are capitalized on our balance sheet. In addition, many of the maintenance issues on the new system are handled by our in-house IT staff.

     Salary expense for sales and operations personnel decreased by approximately $144,000 during the fiscal year ended September 30, 2007 in comparison to the fiscal year ended September 30, 2006. While Allstates realized savings of approximately $580,000 in salary expense as a result of the Newark branch becoming a licensee-operated location at April 1, 2006, those savings were offset by increased salary expense at other company stations in order to sustain growth at those locations. Sales commission expense increased by approximately $92,000 during the fiscal year, reflecting higher revenue at company stations.

Fiscal 2006 vs. fiscal 2005

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

     Allstates pays commissions to licensees and independent sales agents as compensation for generating profits for the Company. Licensee commissions and royalties pursuant to licensee agreements increased by approximately $1,207,000 in fiscal 2006 over fiscal 2005. The higher expense is primarily due to the change in status of our Newark, NJ branch from a company-owned branch location to a licensee
operated station effective April 1, 2006.   While licensee commissions
and royalties expensed to that station totaled approximately $1,054,000 in fiscal 2006, the Company realized comparative savings of approximately $830,000 from fiscal 2005 due to the elimination of normal operating expenses at that branch, primarily in personnel and facilities related costs. A net increase in gross profits at our other licensee locations accounts for the balance of the increase in licensee commissions. As a percentage of revenues, licensee commissions and royalties increased by 1.2%, to 12.7% of sales, in fiscal 2006.

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







OPERATING INCOME


     Income from operations increased by approximately $437,000 for the fiscal year ended September 30, 2007, to $886,000, versus the fiscal year ended September 30, 2006, primarily reflecting the increase in sales volume. The operating margin increased by 0.6%, to 1.2% of total revenue during fiscal year 2007.

     Income from operations decreased by approximately ($637,000) for the fiscal year ended September 30, 2006, to $449,000, versus the fiscal year ended September 30, 2005, primarily reflecting the increase in operating expenses. The operating margin decreased by (1.0%) during fiscal year 2006, also reflecting the increase in operating expenses as a percent of revenues.



NET INTEREST EXPENSE

     Allstate's interest expense obligation consists primarily of the note payable to the Estate of A.G. Hoffman, Jr. that the Company assumed from Joseph M. Guido as provided in the terms of the August 24, 1999 reverse acquisition, as well as on borrowings against the line of credit established with our bank. Interest on the note was approximately $163,000 and $164,000 during fiscal 2007 and fiscal 2006, respectively.

     Net interest expense increased by approximately $23,000 during the fiscal year ended September 30, 2007, to $346,000 in comparison to the prior year, reflecting an increased borrowing rate applied to higher average outstanding borrowings. Net interest expense increased by approximately $90,000 during the fiscal year ended September 30, 2006, to $323,000 in comparison to the previous year, reflecting the rise in interest rates during the year applied to higher average outstanding borrowings.


OTHER INCOME

     Other income totaled approximately $81,000 during the fiscal year ended September 30, 2007. Included were weekly payments received from a terminated licensee as part of the separation agreement, totaling $52,000. Other income totaled approximately $94,000 in fiscal 2006, primarily representing funds received during the year from the final distribution settlement of the Q Logistics Chapter 11 filing that took place in February 2001.


NET INCOME

Net income before taxes increased by approximately $410,000, to $606,000 for the fiscal year ended September 30, 2007, compared to the previous fiscal year then ended. The Company recorded a tax provision of approximately $285,000 for fiscal 2007. Net income after taxes for fiscal 2007 was approximately $321,000 versus net income of $80,000 in the previous fiscal year.


Net income before taxes decreased by approximately $656,000, to $196,000 for the fiscal year ended September 30, 2006, compared to the previous fiscal year then ended. The Company recorded a tax provision of approximately $116,000 for fiscal 2006. Net income after taxes for fiscal 2006 was approximately $80,000 versus net income of $603,000 in the previous fiscal year.




Liquidity and Capital Resources

      Net cash provided by operating activities was approximately $542,000 for the fiscal year ended September 30, 2007 compared to net cash used for operations of approximately $368,000 for the fiscal year ended September 30, 2006. In fiscal 2007, cash was provided primarily by approximately $1,108,000 of income net of non-cash charges, as well as an increase of approximately $154,000 of income tax payable and a decrease in prepaid income taxes of approximately $52,000, offset by an increase in accounts receivable of approximately $513,000, in addition to an increase in prepaid assets of approximately $245,000 and a net decrease in accounts payable and accrued expenses of approximately $36,000. The increase in accounts receivable relates primarily to the increase in revenue in fiscal 2007 over fiscal 2006. The decrease in accounts payable primarily reflects an accelerated cycle of payments.

     Net cash used for operating activities was approximately $368,000 for the fiscal year ended September 30, 2006 compared to net cash used for operations of approximately $44,000 for the fiscal year ended September 30, 2005. In fiscal 2006, cash was used primarily to satisfy the Company's accounts payable obligations, resulting in a decrease in accounts payable and accrued expenses of approximately $687,000, as well as to finance the approximately $303,000 increase in accounts receivable, offset by approximately $585,000 of income net of non-cash charges. The increase in accounts receivable relates primarily to the increase in revenue in fiscal 2006 over fiscal 2005. The decrease in accounts payable primarily reflects an accelerated cycle of payments.

      At September 30, 2007, the Company had cash of approximately $42,000 and net working capital of $1,732,000, compared with cash of $112,000 and net working capital of $1,369,000 respectively, at September 30, 2006. The increase in working capital at September 30, 2007 compared to September 30, 2006 is primarily attributable to the Company's net income, before depreciation expense, of approximately $574,000, offset by capital expenditures of approximately $203,000 made during the year.

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

      The Company's investing activities during the fiscal year ended September 30, 2007 were primarily comprised of expenditures made for a new computer system, primarily representing long term enhancements and improvements to the basic system. Total capital expenditures amounted to approximately $203,000 during the fiscal year ended September 30, 2007, of which approximately $143,000 represented purchases made for the benefit of the new system. During the fiscal year ended September 30, 2006, total capital expenditures amounted to approximately $531,000. Included in that amount was approximately $356,000 in purchases toward the new system, primarily comprised of system software and peripheral hardware. Allstates financed approximately $120,000 of the computer system related purchases through a three year leasing arrangement. In addition, during the third and fourth quarters of fiscal 2006, Allstates paid a sum of approximately $147,000 to the Newark, NJ licensee as a start-up fee. Allstates has capitalized this expenditure as a leasehold improvement and depreciates it over a fifteen year period.

     During March 2005, Allstates extended a $250,000 loan to a licensee to finance their expansion effort. The loan is being paid back with weekly payments over three years including interest, at the same rate the Company pays on its line of credit with the bank. The loan is secured by the personal guarantees of the licensee principals. During fiscal 2007, Allstates collected $86,194 of principal on the loan, and collected $79,996 during fiscal 2006. At September 30, 2007, the remaining balance on the loan was $42,237.00.

     The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which expires February 28, 2008, interest on outstanding borrowings accrues at the banks prime rate of interest (7.75% at September 30, 2007). During the fiscal year ended September 30, 2007, Allstates borrowed $1,900,000 from the bank credit line and repaid $2,300,000. Outstanding borrowings on the line of credit at September 30, 2007 and 2006 were $1,900,000 and $2,300,000, respectively.

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

The following table summarizes our significant contractual obligations as of September 30, 2007

Contractual Obligations (dollars in thousands)
                    Payments Due by Fiscal Year

                                   Total    2008  2009  2010  Thereafter
Long-term Debt (1)                 2,312     25    25    25   2,237
Interest on long-term debt (1)     7,481    161   159   157   7,004
Line of Credit (2)                    93     93
Capital Lease Obligations (3)         72     72
Operating Leases (4)                 720    599   121
                                  ------   ----   ---   ---   -----
    Total                         10,678    950   305   182   9,241

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

(2) Assumes 7.5% interest on $3,000,000 borrowing against revolving line of credit facility, expiring February 28, 2007.

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


















         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
     As of September 30, 2007 and 2006 and for the Years
           Ended September 30, 2007, 2006 and 2005

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                    FINANCIAL STATEMENTS
     As of September 30, 2007 and 2006 and for the Years
           Ended September 30, 2007, 2006 and 2005



                          CONTENTS
                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
 ACCOUNTING  FIRM                                       1

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                         2 -3

  Consolidated Statements of Net Income                 4

  Consolidated Statements of
      Stockholders' Equity  (Deficit)                   5

  Consolidated Statements of Cash  Flows                6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS       7- 19

      REPORT OF INDEPENDENT REGISTERED PUBLIC
                  ACCOUNTING FIRM



To the Board of Directors
Allstates WorldCargo, Inc. and Subsidiaries
Lacey, New Jersey

We have audited the accompanying consolidated balance sheets of Allstates WorldCargo, Inc. and Subsidiaries (a corporation), as of September 30, 2007 and 2006, and the related consolidated statements of net income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended
September 30, 2007. These consolidated financial statements (see Note 2) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight
Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstates
WorldCargo, Inc. and Subsidiaries, as of September 30,
2007 and 2006, and the results of its consolidated operations and consolidated cash flows for each of the years ended in the three-year period ended September
30, 2007 in conformity with accounting principles generally accepted in the United States of America.


Cowan, Gunteski & Co., P.A.

Toms River, New Jersey
December 20, 2007

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              September 30, 2007 and 2006


                         ASSETS                                 2007        2006
                                                            -----------    -----------
CURRENT ASSETS
Cash and Cash Equivalents                                    $   42,328    $  111,630
Accounts Receivable, net of allowance for doubtful accounts  10,706,418    10,707,363
Inventories                                                      20,231        18,421
Prepaid Expenses and Other Assets                               374,310       129,335
Prepaid Income Taxes                                                -          52,297
Loans Receivable - Licensee - Current Portion                    42,237        86,190
Deferred Tax Asset - Current Portion                            157,959       159,859
                                                            -----------    -----------
Total Current Assets                                         11,343,483    11,265,095

PROPERTY AND EQUIPMENT, net of accumulated depreciation         840,687       892,274
                                                            -----------    -----------

INTANGIBLE AND OTHER ASSETS
Deposits                                                         38,537        46,511
Loans Receivable - Licensee                                         -          42,241
Other Receivables                                                 9,799        25,346
Goodwill, including related acquisition costs,
 net of accumulated amortization                                535,108       535,108
                                                            -----------    -----------
Total Intangible and Other Assets                               583,444       649,206
                                                            -----------    -----------
Total Assets                                                $12,767,614    $12,806,575
                                                            ===========    ===========

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              September 30, 2006 and 2005


     LIABILITIES AND STOCKHOLDERS' EQUITY                      2006           2005
                                                           -----------    -----------
CURRENT LIABILITIES
Accounts Payable                                           $ 5,538,842    $ 5,810,199
Accrued Expenses                                             1,926,083      1,690,800
Income taxes payable                                           154,005           -
Short-Term Borrowings Under Line of Credit                   1,900,000      2,300,000
Current Portion of Obligations Under Capital Leases             67,676         69,624
Current Portion of Long-Term Debt                               25,000         25,000
                                                           -----------    -----------
Total Current Liabilities                                    9,611,606      9,895,623

LONG-TERM LIABILITIES
Deferred Tax Liability - Non-Current Portion                    94,768         77,869
Obligations Under Capital Leases, less current portion             -           67,677
Long-Term Debt, less current portion                         2,286,730      2,311,730
                                                           -----------    -----------
Total Long-Term Liabilities                                  2,381,498      2,457,276
                                                           -----------    -----------
Total Liabilities                                           11,993,104     12,352,899
                                                           -----------    -----------
STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value, 50,000,000 shares
 Authorized,  32,509,872 Shares Issued and Outstanding           3,251          3,251
Retained Earnings                                              771,259        450,425
                                                           -----------    -----------
Total Stockholders' Equity                                     774,510        453,676

Total Liabilities and Stockholders' Equity                 $12,767,614    $12,806,575
                                                           ===========    ===========

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF NET INCOME
 For the Years Ended September 30, 2006, 2005 and 2004

                                                               2007           2006             2005
                                                             ----------      ----------       ----------

REVENUES                                                    $74,894,070     $71,217,029      $68,841,843
COST OF TRANSPORTATION                                       52,534,475      50,494,182       48,858,589
                                                             ----------      ----------       ----------
NET REVENUES                                                 22,359,595      20,722,847       19,983,254

OPERATING EXPENSES
Personnel Costs                                               6,901,352       6,896,263        6,739,203
Licensee Commissions and Royalties                           10,257,031       9,125,963        7,918,505
Independent Sales Agent Commissions                              70,773         108,766          201,498
Selling, General and Administrative Expenses                  4,244,463       4,143,080        4,037,984
                                                             ----------      ----------       ----------
Total Operating Expenses                                     21,473,619      20,274,072       18,897,190
                                                             ----------      ----------       ----------
Income from Operations                                          885,976         448,775        1,086,064
                                                             ----------      ----------       ----------
OTHER INCOME (EXPENSE)
Interest Income                                                   6,593          12,571            7,694
Interest Expense                                               (352,930)       (336,060)        (241,526)
Loss on Sale of Equipment                                       ( 1,375)        (15,360)            -
Loss on Foreign Exchange                                        (13,560)        ( 7,672)            -
Other Income                                                     81,130          93,606             -
                                                             ----------      ----------       ----------
Total Other Income (Expense)                                   (280,142)       (252,915)        (233,832)
                                                             ----------      ----------       ----------
Income Before Provision for Income Tax Expense                  605,834         195,860          852,232

Provision for Income Taxes                                      285,000         115,869          249,007
                                                             ----------      ----------       ----------
Net Income Applicable to Common Shareholders'                $  320,834      $   79,991       $  603,225
                                                             ==========      ==========       ==========


Weighted Average Common Shares - Basic                       32,509,872      32,509,872       32,509,872

Net Income per Common Share - Basic                          $    0.01       $     0.00        $    0.02

Weighted Average Common Shares - Diluted                     32,509,872      32,509,872       32,509,872

Net Income per Common Share - Diluted                        $    0.01       $     0.00        $    0.02


See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended September 30, 2007, 2006 and 2005

                               Common Stock
                                                 Retained   Total
                            Number of            Earnings   Stockholders'
                            Shares     Par Value (Deficit)  Equity (Deficit)
                            ---------  --------- ---------- ----------------
Balance at
 September 30, 2004         32,509,872  $3,251    $(232,791)  $( 229,540)

Consolidated net income
 for the fiscal year
 ended September 30, 2005                           603,225      603,225
                            ----------  --------- ---------- -------------
Balance at
 September 30, 2005         32,509,872  $3,251    $ 370,434   $  373,685

Consolidated net income
 for the fiscal year
 ended September 30, 2006       -          -         79,991       79,991
                            ----------  --------- ---------- -------------
Balance at
September 30, 2006          32,509,872  $3,251    $ 450,425   $  453,676

Consolidated net income
 for the fiscal year
 ended September 30, 2007       -          -        320,834      320,834
                            ----------  --------- ---------- -------------
Balance at
September 30, 2007          32,509,872  $3,251    $ 771,259   $  774,510

                            ==========  ========= =========== =============

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

      ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended September 30, 2007, 2006 and 2005

                                                         2007           2006            2005
                                                    ------------    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income Applicable to Common Shareholders      $  320,834      $   79,991       $ 603,225
Adjustments to reconcile net income
  to net cash provided from
 (used by) operating activities:
 Depreciation and Amortization                         253,331         211,847         138,968
 Provision for Bad Debts                               514,004         277,282         169,347
 Loss (Gain) on Sale of Equipment                        1,375          15,360            -
 Deferred taxes                                         18,799             624         190,386
 (Increase) Decrease in:
  Accounts Receivable                                 (513,059)       (303,055)     (2,777,545)
  Inventories                                           (1,810)         11,220             386
  Prepaid Expenses and Other Assets                   (244,975)         11,376         (24,121)
  Prepaid Income Taxes                                  52,297          28,117         (80,415)
  Deposits                                               7,974         (13,285)            144
  Other receivables                                     15,547             -                -
 Increase (Decrease) in:
  Accounts Payable                                    (271,357)       (610,756)      1,146,956
  Accrued Expenses                                     235,283         (76,591)        589,013
  Income taxes payable                                 154,005             -             -
                                                    ------------    -------------   --------------
   Net Cash Provided from (Used by)
          Operating Activities                         542,248        (367,870)        (43,656)
                                                    ------------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                                (203,119)       (530,940)       (230,137)
 Proceeds from Sale of Equipment                           -            10,500              -
 Loans to Licensee                                         -               -          (250,000)
 Payments from Licensee Loans                           86,194          79,996          41,573
                                                    ------------    -------------   --------------
  Net Cash Used by Investing Activities               (116,925)       (440,444)       (438,564)
                                                    ------------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 New Borrowings:
   Short-Term                                         1,900,000      1,411,860       1,400,000
   Long-Term                                              -            120,067          73,174
 Debt Reduction:
   Short-Term                                       (2,300,000)       (711,360)       (900,000)
   Long-Term                                           (94,625)        (80,940)        (25,000)
                                                    ------------    -------------   --------------
 Net Cash Provided from (Used by)
   Financing Activities                               (494,625)        739,627         548,174
                                                    ------------    -------------   --------------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                 (69,302)        (68,687)         65,954

Cash and Cash Equivalents, Beginning of Year           111,630         180,317         114,363
                                                    ------------    -------------   --------------
Cash and Cash Equivalents, End of Year              $   42,328      $  111,630      $  180,317
                                                    ============    =============   ==============

See Accompanying Notes and Report of Independent
Registered Public Accounting Firm

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005

NOTE 1   ORGANIZATION AND NATURE OF
BUSINESS

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

Allstates WorldCargo, Inc. (formerly Audiogenesis
Systems, Inc.)   WorldCargo was incorporated in
the State of New Jersey on January 14, 1997, as the result of a reverse acquisition by Genesis
Safety Systems, Inc. The Company's operations include sales and distribution of safety equipment, development of audio-visual products, including safety training program and sales and marketing presentations, development of a device to treat tinnitus, and development of an echolocation device to assist sighted persons in conditions of low visibility and the blind. The Company intends to defer any further development of the tinnitus device, but continues to pursue opportunities concerning the device. The Company has ceased all efforts concerning the echolocation device, and has terminated its license for the intellectual property underlying the device.

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

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005


NOTE 1   ORGANIZATION AND NATURE OF
BUSINESS (Continued)

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

Audiogenesis Systems, Inc.   Audiogenesis
Systems, Inc. was incorporated in the State of New
Jersey on September 28, 2006.  Audiogenesis
Systems, Inc. was established to take over the operations of the Audiogenesis Systems division of Allstates WorldCargo, Inc.

Regulatory Compliance Resources, Inc.
Regulatory Compliance Resources, Inc. was incorporated in the State of New Jersey on August
28, 2007.  Regulatory Compliance Resources, Inc.
is a wholly owned subsidiary of Allstates
WorldCargo, Inc.

Reverse Acquisition

For purposes of these consolidated financial statements, the purchase of Allstates Air Cargo, Inc. by Allstates
WorldCargo, Inc. is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, Allstates Air Cargo, Inc. is considered the acquirer in the reverse acquisition.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Principles of Consolidation

For purposes of the accompanying consolidated financial statements, Allstates Air Cargo, Inc. is considered the accounting "Parent" company and Allstates WorldCargo, Inc. is considered a subsidiary.
Therefore, these consolidated financial statements include the combined assets and liabilities of Allstates
Air Cargo, Inc. and its subsidiaries as of September 30, 2007 and 2006. The consolidated statements of net income include the income and expenses of Allstates Air
Cargo, Inc. and its subsidiaries for the years ended
September 30, 2007, 2006, and 2005. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

Basis of Accounting

The Company prepares its consolidated financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

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

Non-Current Assets and Liabilities

Loan Receivable   Licensee and Other Receivables

The fair value of the Loan Receivable   Licensee
and Other Receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of the Loan Receivable approximates its book value.

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

Property and Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which ranges between 3 and 15 years, for financial reporting purposes. Depreciation expense for the years ended
September 30, 2007, 2006 and 2005 is $253,331,
$211,847, and $138,968, respectively. Repair and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Losses on the disposal of equipment are reflected in the consolidated statements of net income.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended
September 30, 2007, 2006 and 2005 were $35,286,
$29,930, and $32,993, respectively.

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

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date by several days and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management's use of reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. During the fiscal years ended September 30, 2007, 2006 and 2005, the Company had direct write offs of trade receivables of $514,004, $277,282 and $169,347. The valuation allowance for accounts receivable at September 30, 2007 and 2006 was $364,137 and $314,731,
respectively.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005




NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

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

Bad Debts

The Company uses the allowance method to account for uncollectible accounts receivable. Management estimates the allowance for doubtful accounts based on prior years' experience. Bad debt recoveries are charged against the allowance account as realized. Bad debt expense for the years ended September 30, 2007, 2006 and 2005 was $514,004, $277,282 and $169,347,
respectively.


NOTE 3   PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                                       2007            2006

Leasehold Improvement                $462,989       $462,989
Vehicles                               13,374         13,374
Equipment, Sofware and Furniture    1,474,843      1,482,457
                                    ---------     ----------
                                    1,951,206      1,958,820
Less: Accumulated Depreciation      1,110,519      1,066,546
                                    ---------     ----------
                                     $840,687       $892,274
                                    =========     ==========


Computer equipment with a cost of $210,515 is held under capital lease.


NOTE 4   LOANS AND OTHER RECEIVABLES

Loans Receivable   Licensee

In March 2005, the Company extended a $250,000 loan to a licensee. The purpose of the loan was to expand the operations of the licensee with the intended impact of increasing the revenue and profits of the Company.
In the past, Allstates has occasionally provided prepaid advances against earned commissions of some of its licensees to help with their short term needs. Such advances, which are considerably smaller in amount, are deducted from their weekly commission payment and are fully recouped within three to six months.
However, because of the larger dollar amount involved and the payoff period of three years, the Company required that the licensee's principals execute a promissory note as well as their personal guarantees.
The terms of the loan include the payment of the $250,000 loan, with payments due weekly, which commenced on March 21, 2005 and will continue for a three year period with successive payments each Monday thereafter, together with interest at the rate charged to Allstates for its bank line of credit. In the

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005



NOTE 4   LOANS AND OTHER RECEIVABLES
(Continued)

Loans Receivable   Licensee (Continued)

event the interest rate paid by Allstates on its line of credit is increased or decreased, the interest rate upon the loan shall increase or decrease by an equal amount and be effective on the first Monday following the date of change. Such loan payments due from the licensee are deducted from the amounts due from Allstates to the licensee for earned commissions. Because that licensee consistently generates sufficient commission monies each week to cover the payments, as well as the personal guarantees of the principals, the collectibility of the loan receivable at the balance sheet date is assured. Therefore, management does not deem an allowance against the loan receivable necessary.

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


NOTE 5   AMORTIZATION OF GOODWILL AND
ACQUISITION COSTS

Commencing with the fiscal year beginning October 1, 2001, the Company implemented Statement of Financial
Accounting Standards Statement No. 142, "Accounting for Goodwill and Intangible Assets", which no longer allows for the amortization of goodwill. The new statement requires the Company to conduct an annual goodwill impairment test and write off any decrease in the fair value of the goodwill in the period of such declined value. Pursuant to the Company's impairment tests conducted for the years ended September 30, 2007, 2006 and 2005, no write-off of the carrying value was deemed necessary.

Effective January 1, 2003, the Company ceased amortizing the costs associated with the acquisition of Audiogenesis by Allstates and will include such costs in its annual goodwill impairment test as discussed above.
There is no amortization expense for the years ended
September 30, 2007, 2006 and 2005.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005


NOTE 6   OBLIGATIONS UNDER CAPITAL LEASES

                                                   2007          2006
Lease payable to VAResources, Inc.,
due in monthly installments of $2,662
including interest at 11.37%,
due June 2008, secured by computer equipment.    $20,414       $48,285

Lease payable to US Express Leasing,
due in monthly installments of $1,742
including interest at 11.85%,
due September 2008,
secured by computer equipment.                    21,170        39,986

Lease payable to GE Capital,
due in monthly installments of $2,180
including interest at 12.96%,
due in September 2008,
secured by computer equipment.                    26,092        49,030
                                               ---------     ----------
                                                  67,676       137,301
Less: Current Portion                             67,676        69,624
                                               ---------     ----------
                                                 $   -         $67,677
                                               =========     ==========



Future minimum payments under capital leases as of September 30, 2007 are as follows:


Minimum Lease Payments                71,809
Amount Representing Interest           4,133
                                    --------
                                    $ 67,676
                                    ========


NOTE 7   LONG-TERM DEBT

The Company's notes payable balance at September
30, 2007 and 2006 consist of the following:

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

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005


NOTE 7   LONG-TERM DEBT (Continued)

Future maturities for long-term debt as of September 30, 2007 are as follows:

2008           25,000
2009           25,000
2010           25,000
2011           25,000
2012          $25,000
Thereafter  2,186,730
            ---------
           $2,311,730
            =========

NOTE 8   LINE OF CREDIT

At September 30, 2007 and 2006, Allstates Air Cargo,
Inc. had a line of credit with PNC Bank for advances up to $3,000,000 with interest at the Bank's prime rate, which approximated 7.75% and 8.25% at September 30, 2007 and 2006, respectively. The interest rate is predicated upon the Company maintaining their primary depository account with the bank. If the Company fails to comply with this agreement, the interest rate would increase to the Bank's prime rate plus 1%. The loan is collateralized by all of the assets of the Company. The outstanding balance on the line of credit at September
30, 2007 and 2006 was $1,900,000 and $2,300,000,
respectively.


NOTE 9   PROVISION FOR INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                              2007          2006          2005
                                                           --------      --------        -------
Expected Federal statutory rate                             39.000%       39.000%         0.000%*
Expected State statutory rates (average)                     6.975%        6.975%         8.893%
                                                           --------      --------        -------
Total expected statutory rate                               45.975%       45.975%         6.975%

State Franchise Tax and Miscellaneous
  Book to Tax Adjustments                                   -2.035%       12.866%         -0.096%

Deferred income tax expense (benefit):
  Federal                                                   -1.031%       -7.805%        17.664%
  State                                                      4.134%        8.124%         4.676%
                                                           --------      --------        -------
Income Tax Expense (Benefit) - Effective Tax Rate           47.043%       59.160%        29.219%



* Due to the net operating carryforwards available for the year ended September 20, 2005, the expected Federal statutory rate is deemed to be 0%.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005



NOTE 9   PROVISION FOR INCOME TAXES
(Continued)

The Company's provision for income taxes for 2007, 2006 and 2005 consist of the following:

                 2007          2006           2005
                -------       -------        -------
Current:
  Federal      $206,897       $61,000        $17,850
  State          59,304        54,245         40,768

Deferred:
  Federal       ( 6,248)      (15,287)       150,541
  State          25,047        15,911         39,848
                -------       -------        -------
               $285,000      $115,869       $249,007
                =======       =======        =======


The Company's total deferred tax asset (liability) and deferred tax asset (liability) valuation allowances at September 30, 2007 and 2006 are as follows:

                                         2007          2006
Deferred Tax Asset - Current:
  Bad Debt Allowance                  $156,579       $135,335
  Net Operating Losses                   1,380         24,524
                                      --------       --------
                                      $157,959       $159,859
                                      ========       ========
Deferred Tax Liabilities - Noncurrent:
  Depreciable and Amortizable Assets   $94,768        $77,869
                                      ========       ========

NOTE 10   NET OPERATING LOSS
CARRYFORWARD

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

Pursuant to a ruling received by the Internal Revenue
Service, effective October 1, 1999, the operating losses incurred by Allstates Allcargo (UK), LTD. were offset against taxable income of Allstates WorldCargo, Inc. in the consolidated filing of its Federal income tax returns.
For tax purposes only, Allstates Allcargo US, Inc. treated the foreign subsidiary Allstates Allcargo (UK), LTD. as a disregarded entity and not as a subsidiary. Therefore, the tax provisions included in these consolidated financial statements utilize the operating loss for the fiscal year 2001 incurred by Allstates Allcargo (UK), Ltd.
in calculating the Federal tax liability for the year ended
September 30, 2005. There were no gains or losses subsequent to the fiscal year 2002 since the foreign entity, Allstates Allcargo (UK), LTD., was dissolved.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005




NOTE 11   PENSION PLAN

The Company has a 401(k) plan available to all employees. It is subject to the provisions of the Employee Retirement Income Security Act of 1974
(ERISA). Employees of the Company who have one year of service (during which the employee completed
1,000 hours of service) and are 21 years of age or older are eligible to participate in the Plan. Each year participants may contribute to the Plan up to the Internal
Revenue Service allowable limits. Participants may also rollover or transfer amounts that represent distributions from other qualified defined benefit or contribution plans.
The Company may make matching contributions equal to a discretionary percentage, as determined by the Company, up to 6% of a participants' salary. The expense associated with these contributions for the years ended September 30, 2007, 2006 and 2005 were
$49,602, $41,242, and $50,426, respectively.


NOTE 12   RELATED PARTY TRANSACTIONS

Allstates Air Cargo, Inc. leases office space located in Forked River, New Jersey from a majority stockholder of the Company. Rent expense under this lease totaled
$73,200, $79,500 and $81,600 for the years ended
September 30, 2007, 2006 and 2005, respectively.

The Company has entered into royalty agreements for selected licensee locations with an officer and director of the Company, whereby the Company agrees to pay the officer a royalty equal to 5% of the gross profit per the contract. Royalty payments to this individual for the years ended September 30, 2007, 2006 and 2005 totaled $703,517, $585,731 and $566,281 respectively.

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
                                       increase in net profits

Chief Financial Officer   $210,000     Discretionary           Yes

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005




NOTE 13   STOCK OPTION PLAN

On October 16, 2000, the Company filed a Form S-8 registration statement with the Securities and Exchange
Commission, registering 4,500,000 shares of common stock with a $.0001 par value. The shares are registered on behalf of the Company, and will be issued pursuant to the Company's "2000 Stock Option and Stock Issuance Plan". As of September 30, 2007, no stock options have been issued.


NOTE 14   DESCRIPTION OF LEASING
ARRANGEMENTS

The Company leases certain terminal facilities and its corporate headquarters under operating leases that expire over the next two years. These operating leases provide the Company with the option to renew the leases at the fair rental value at the end of the lease terms. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

Future minimum lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year as of September 30, 2007 are as follows:

2008            599,069
2009            120,680
             ----------
             $  719,749


Rent expense under operating lease for the years ended
September 30, 2007, 2006 and 2005 was $611,064,
$636,443 and $551,749, respectively.


NOTE 15   SUPPLEMENTAL CASH FLOW
INFORMATION

Cash was expended for interest in the amounts of $353,808, $418,947 and $242,403 in 2007, 2006 and
2005, respectively. Cash was expended for income taxes in the amounts of $59,899, $87,127 and $138,429 in 2007, 2006 and 2005, respectively.


NOTE 16   LITIGATION

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

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005



NOTE 16   LITIGATION (Continued)

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

On June 11, 2007, the parties entered into a written Settlement Agreement pursuant to which the Company agreed to pay the plaintiff the sum of $10,600 in full settlement of its claim, while at the same time the plaintiff agreed to pay the Company the sum of $5,362 for outstanding freight charges, for a net recovery of $5,238. The Company's insurance carrier paid the full amount of the settlement payment ($10,600) to the plaintiff (less the applicable $1,000 deductible).

On June 19, 2007, the Court dismissed the action, with prejudice, pursuant to a Joint Stipulation of Dismissal.

Allstates Air Cargo, Inc. v. Dan Gustafson and
C.A.S.S. Group, Inc.

On or about January 15, 2007, the Company's subsidiary Allstates Air Cargo, Inc. ("AAC") received a letter from C.A.S.S. Group, Inc.
("C.A.S.S."), its licensee in Minnesota and parts of Wisconsin, allegedly declaring AAC in default under the parties' September 20, 1999 Licensing
Agreement. The letter alleged that AAC was wrongfully competing with C.A.S.S. in its exclusive territory, that AAC had failed to pay C.A.S.S.
certain amounts said to be due under the Licensing
Agreement, that AAC had promised to pay for certain computer equipment and had failed to, and that AAC had promised to make certain sales materials and promotional items available to C.A.S.S. at AAC's cost and had failed to. In the letter, C.A.S.S. stated that if AAC failed to cure these alleged defaults by February 15, 2007, C.A.S.S. would exercise its alleged right to terminate the Licensing Agreement.

On or about January 31, 2007, AAC commenced an arbitration proceeding against C.A.S.S. and its principal, Dan Gustafson, in which AAC sought a declaration that AAC was not in default, that AAC had cured any existing default, and/or that any existing default was immaterial and was not a basis for termination of the Licensing Agreement.

By letter dated February 19, 2007, C.A.S.S.
notified ACC that C.A.S.S. considered AAC to have failed to cure the alleged defaults, and that C.A.S.S. was exercising its purported right to terminate the Licensing Agreement as of the close of business, February 19, 2007.

On or about February 20, 2007, C.A.S.S. and
Gustafson interposed a Counterclaim in the Arbitration Proceeding against AAC, and also setting forth a Third-Party Claim against AAC's president, Sam DiGiralomo, setting forth, in substance, the same allegations as in their letter.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and for the Years
Ended September 30, 2007, 2006 and 2005





NOTE 16   LITIGATION (Continued)

On or about March 30, 2007, the parties settled their dispute pursuant to a written Settlement
Agreement, pursuant to which a Licensing
Agreement was terminated in return for a series of payments to the Company over a period of three years.


NOTE 17   QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

The following table presents summarized quarterly results for the fiscal year ended September 30, 2007:

                                Q1        Q2       Q3       Q4
(dollars in thousands)
Revenues                      $22,731   $17,335  $17,119    $17,709
Net Revenues (after
Transportation Costs)           6,946     5,025    5,089      5,299
Net Income after Taxes            341       (20)      10        (11)
Basic Net Income per
Common Share                    $0.01      ($0.00)   ($0.00)   $0.00
Diluted Net Income per
Common Share                    $0.01      ($0.00)   ($0.00)   $0.00


 The following table presents summarized quarterly results for the fiscal year ended September 30, 2006:

                                 Q1          Q2      Q3       Q4
(dollars in thousands)
Revenues                      $19,492     $16,903   $16,970  $17,852
Net Revenues (after
transportation costs)           5,183       4,810     5,106    5,624
Net Income (Loss)
  After Taxes                     123         (66)      (77)     100
Basic Net Income per
Common Share                    $0.00      ($0.00)   ($0.00)   $0.00
Diluted Net Income per
Common Share                    $0.00      ($0.00)   ($0.00)   $0.00




The following table presents summarized quarterly results for the fiscal year ended September 30, 2005:

                                 Q1          Q2      Q3       Q4
(dollars in thousands)
Revenues                      $16,453    $15,387   $18,663  $18,340
Net Revenues (after
transportation costs)           4,731      4,867     5,330    5,056
Net Income After Taxes             65        122       165      252
Basic Net Income per
Common Share                    $0.00      $0.00     $0.01    $0.01
Diluted Net Income per
Common Share                    $0.00      $0.00     $0.01    $0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Position
--------------------    ------          -----------------------------
Joseph M. Guido          73             Chairman
                                        Emeritus, Director
Sam DiGiralomo           64             President,
                                        CEO, Director
Barton C. Theile         61             Executive Vice President, COO,
                                        Director
Craig Stratton           56             CFO,
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


JOSEPH M. GUIDO, Chairman Emeritus, and a director of the Company, is the founder of Allstates Air Cargo, Inc., having served as its President and CEO from 1961 to August 1999. Mr. Guido became Chairman of the Board of the Company upon the acquisition of Allstates Air Cargo, Inc. on August 24, 1999. On June 27, 2006, the office of Chairman of the Board was eliminated, the title of Chairman Emeritus was created, and Mr. Guido was appointed that title. Prior to forming Allstates Air Cargo, Inc., Mr. Guido served as a freight supervisor with American Airlines, and as a sales and station manager for Air Cargo Consolidators.

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



ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION

                      Summary Compensation Table

             Annual Compensation              Long term compensation
             -----------------------         --------------------------
Name and     Year    Salary    Bonus    Other      Awards                          All
Principal             ($)       ($)     Annual    Restrict-    Options/   LTIP     Other
Position                                Compen-   ed Stock     SARs(#)    Pay-     Compensa-
                                        sation      ($)         ($)      outs($)   tion ($)
----------   ----  -------    -----   ---------   ---------   ---------   ------   --------
Joseph       2007   370,000   44,153   80,400(1)
M.           2006   370,000   44,153   86,700(2)
Guido,       2005   339,233   44,153   88,200(3)
Chairman
Emeritus

Sam          2007   250,000   44,153  703,517(4)
DiGiralomo   2006   250,000   44,153  585,731(4)
President,   2005   228,677   44,153  566,281(4)

Barton       2007   250,000   44,153   31,798(5)
Theile,      2006   250,000   44,153    7,631(6)
COO,         2005   227,674   44,153   23,023(7)
Exec. VP

Craig        2007   202,307   20,000     7,200(8)
Stratton,    2006   185,000              7,200(8)
CFO,         2005   169,262              7,500(8)
Secretary,
Treasurer


(1) Rental income from leasing of Forked River corporate office ($73,200), and car allowance for use of personal vehicle ($7,200)
(2) Rental income from leasing of Forked River corporate office ($79,500), and car allowance for use of personal vehicle ($7,200)
(3) Rental income from leasing of Forked River corporate office ($81,600), and car allowance for use of personal vehicle ($6,600)
(4)  Royalties paid in connection with site licensing agreements
(5) Car allowance for use of personal auto ($7,200) and commission paid for management services to GTD Logistics, Inc. ($24,598)
(6) Car allowance for use of personal auto ($7,200) and commission paid for management services to GTD Logistics, Inc. ($431)
(7) Car allowance for use of personal auto ($7,500) and commission paid for management services to GTD Logistics, Inc. ($15,523)
(8)  Car allowance for use of personal auto


On June 6, 2005, the Company entered into individual employment agreements with each of the Executives. The employment agreements are effective as of April 5, 2005, and expire on December 31, 2009, but may be extended if agreed to in writing by the parties. The following is a summary of the terms of these agreements:



                         Annual
Name/Position            Salary              Bonus

Joseph M. Guido,         $370,000       3% of
Chairman                                increase in net profits from
Emeritus                                fiscal year end 2003
                                        to fiscal year end 2004

Sam DiGiralomo,          $250,000       3% of
President/Chief                         increase  in net profits from
Executive Officer                       fiscal year end 2003
                                        to fiscal year end 2004

Barton C. Theile,        $250,000       3% of
Executive VP/                           increase  in net profits from
Chief Operating Officer                 fiscal year end 2003
                                        to fiscal year end 2004

Craig D. Stratton,       $210,000       At the discretion of
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

ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of December 27, 2007 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:

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

__________________
(1)    Based  upon 32,509,872 shares outstanding as of   December  27,
2007.

(2) Comprised of 18,250,000 shares owned by Joseph Guido and 760,000 shares owned by Teresa Guido, wife of Joseph Guido.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leased real estate in one location from Joseph M. Guido during Fiscal 2007. Rent expense under this lease totaled $73,200 for the year ended September 30, 2007. The Company believes that this lease is commensurate with the terms which could be obtained from an unaffiliated third party.

     Prior to his becoming President, CEO and a director of the Company, the Company entered into royalty agreements for its Los Angeles and Chicago licensee locations with Sam DiGiralomo, whereby the Company agreed to pay Mr. DiGiralomo a royalty equal to 5% of the gross profit per the contract. Similar royalty agreements have since been executed and are active which encompass its San Francisco, San Diego, Indianapolis, Philadelphia, Boston, Atlanta, Raleigh, Nashville, Birmingham and Newark licensee locations. Royalty payments to Mr. DiGiralomo for the year ended September 30, 2007 totaled $703,517.

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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Our independent auditing firm during the fiscal years ended September 30, 2007 and September 30, 2006 was Cowan, Gunteski and Co., who have audited our financial statements since fiscal 1999. All audit and permissible non-audit services provided by Cowan, Gunteski and Co. are pre-approved by the Allstates Board of Directors, as the Company is not required to have an audit committee at the present time. The fees of Cowan, Gunteski and Co. billed to the Company for each of the last two fiscal years for audit services and other services are shown below:

Audit fees. Cowan, Gunteski and Co. billed us an aggregate of $66,048 and $75,555 during fiscal 2007 and 2006 for professional services rendered for the audit of the Company's financial statements and the review of the interim financial statements included in the Company's quarterly reports.

Audit-related fees. During the fiscal years ended September 30, 2007 and 2006, Cowan, Gunteski and Co. did not provide or bill for any audit-related services that were not covered under audit fees.

Tax fees. The aggregate fees billed during fiscal 2007 and 2006 for tax services rendered by Cowan, Gunteski and Co. were $41,009 and $31,040, respectively.

All other fees. The aggregate fees billed during fiscal 2007 and 2006 for all other services rendered by Cowan, Gunteski and Co. were $6,190 and $10,196, respectively, for professional services rendered for the audit of the Allstates WorldCargo 401(k) Savings Plan.

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

3.02* By-laws of Registrant, filed as an exhibit to Registrant's Form 10-K filed December 29, 2006

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

10.06* Employment Agreement with Joseph M. Guido, filed as an exhibit to Registrant's Form 10-K filed December 29, 2006

10.07* Employment Agreement with Sam DiGiralomo, filed as an exhibit to Registrant's Form 10-K filed December 29, 2006

10.08* Employment Agreement with Barton C. Theile, filed as an exhibit to Registrant's Form 10-K filed December 29, 2006

10.09* Employment Agreement with Craig D. Stratton, filed as an exhibit to Registrant's Form 10-K filed December 29, 2006

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

DATED:  December 27, 2007



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                  Title                      Date


By:  /s/ Joseph M. Guido   Chairman Emeritus and      December 27,
                           Director                   2007


By:  /s/ Sam DiGiralomo    President, CEO and         December 27,
                           Director                   2007


By: /s/ Barton C. Theile   Executive Vice President,  December 27,
                           COO and Director           2007


By: /s/ Craig D. Stratton  Secretary, Treasurer, and  December 27,
                           Chief Financial Officer    2007
                           (Principal Financial
                           Officer and Principal
                           Accounting Officer)