Form 10-Q
period 2007-12-31
ALLSTATES WORLDCARGO INC
filed 2008-02-14
CIK 1072293

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                          FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED DECEMBER 31, 2007

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

Yes _ No X

The Company had 32,509,872 shares of common stock, par value
$.0001 per share, outstanding as of February 14, 2008.

        ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

                           INDEX

  PART 1.           FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

          Financial Statements with Supplemental Information
     For the Period Ending December 31, 2007 and 2006

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

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                               December 31,   September 30,
                                   2007           2007
                               (Unaudited)         *
                              ----------     ----------
  Current Assets
    Cash                     $   147,362    $    42,328
    Accounts receivable       11,654,054     10,706,418
    Prepaid expenses and
    other current assets         371,195        436,778
    Deferred tax asset -
    current                      157,959        157,959
                              ----------     ----------
  Total current assets        12,330,570     11,343,483

  Property, plant and
  equipment                    2,027,899      1,951,205
  Less:  Accumulated
  depreciation                 1,179,584      1,110,518
                              ----------     ----------
  Net property, plant and
  equipment                      848,315        840,687

  Goodwill, including
  acquisition cost, net          535,108        535,108
  Other assets                    44,748         48,336
                              ----------     ----------
  Total assets               $13,758,741    $12,767,614
                              ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable         $ 5,326,749    $ 5,538,842
    Accrued expenses           2,602,451      1,926,083
    Short-term bank            2,300,000      1,900,000
    borrowings
    Income taxes payable         113,149        154,005
    Notes/leases payable -
    current portion               73,929         92,676
                              ----------     ----------
  Total current liabilities   10,416,278      9,611,606

  Deferred tax liability -
  non current                     94,768         94,768
  Long term portion of
  notes/leases payable         2,286,730      2,286,730

    Stockholders' equity
    Common stock                   3,251          3,251
    Retained earnings            957,714        771,259
                              ----------     ----------
  Total stockholders' equity     960,965        774,510

  Total liabilities and
  stockholders' equity       $13,758,741    $12,767,614
                              ==========     ==========

 *  Condensed from audited financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                            Three Months Ended December 31,
                                  2007           2006
                              ----------     ----------
  Revenues                   $20,772,619    $22,731,064
  Cost of transportation      14,979,619     15,785,047
                              ----------     ----------
  Net revenue                  5,793,000      6,946,017

  Selling, general and
  administrative expenses      5,368,652      6,211,516
                              ----------     ----------
  Income from operations         424,348        734,501

  Other income (expense):
     Interest, net               (88,926)       (86,050)
     Other income (expense)       16,378         (5,040)
                              ----------     ----------
  Income before income tax
  provision                      351,800        643,411

  Provision for income taxes     165,345        302,400

  Net income                   $ 186,455      $ 341,011
                                 =======        =======
  Weighted average common
  shares - basic              32,509,872     32,509,872
  Net income per common
  share - basic                $     .01      $     .01

  Weighted average common
  shares - diluted            32,509,872     32,509,872
  Net income per common
  share - diluted              $     .01      $     .01

The accompanying notes are an integral part of these consolidated financial statements.

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)

                           Common Stock
                                                           Total
                        Number      Par     Retained    Stockholder's
                          of       Value    Earning        Equity
                        Shares
 Balance at            ----------  -------   ----------  ----------
 September 30, 2007    32,509,872  $3,251   $  771,259   $  774,510

 Consolidated net
 profit for the
 three months ended                            186,455      186,455
 December 31, 2007     ----------  -------   ----------  ----------

 Balance at December
 31, 2007              32,509,872  $3,251   $  957,914   $  960,965
                       ==========  =======   ==========  ==========

         ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)


                                       Three Months Ended
                                          December 31,
                                         2007       2006
                                     ---------   ----------
  Cash flows from operating
  activities:
  Net income                         $ 186,455    $ 341,011
  Adjustments to reconcile net
  income to net cash provided
    by operating activities:
      Depreciation                      69,065       57,854
      Provision for doubtful
       accounts                         51,653       57,245
      Deferred income taxes
      (Increase) decrease in assets:
          Accounts receivable         (999,290)  (4,156,521)

          Prepaid expenses and other
           assets                       44,712       63,408
       Increase (decrease) in
        liabilities:
          Accounts payable and
           accrued expenses            464,275    3,372,639
          Income taxes payable         (40,854)     230,976
                                     ---------   ----------
  Net cash used for
  operating activities               (223,984)      (33,388)

  Cash flows from investing
  activities:
     Purchase of equipment            (76,695)      (46,506)
     Collection of principal on loan
      to licensee                      24,460        20,550
                                     ---------   ----------
  Net cash used for investing
   activities                         (52,235)      (25,956)

  Cash flows from financing
  activities:
     Borrowings under capital leases
     Repayments under capital leases  (18,747)      (14,387)
     Borrowings under short term
      bank borrowing                  400,000       700,000
     Repayments under short term
      bank borrowing                               (600,000)
                                     ---------   ----------
  Net cash provided by financing
   activities                         381,253        85,613

  Net increase in cash and cash
   equivalents                        105,034        26,269
  Cash and cash equivalents,
  beginning of year                    42,328       111,630
                                     ---------   ----------
  Cash and cash equivalents, end of
   period                            $147,362      $137,899
                                     =========   ==========





         The accompanying notes are an integral part of these consolidated financial statements.

ALLSTATES WORLDCARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 2007

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Allstates WorldCargo, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2007 Form
10-K filing dated December 27, 2007 (File No. 000-24991).
In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2007 and September 30, 2007 and the results of operations for the three months ended December 31, 2007 and 2006, respectively.

2. Net income per common share appearing in the statements of operations for the three months ended December 31, 2007 and 2006, respectively have been prepared in accordance with Statement of Financial Accounting Standards No. 128
("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result primary and fully diluted EPS have been replaced by basic and diluted EPS. Such amounts have been computed based on the profit or (loss) for the respective periods divided by the weighted average number of common shares outstanding during the related periods.

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

     The freight forwarding business of Allstates opened its first terminal in Newark, New Jersey in 1961. Allstates provides domestic and international freight forwarding services to over 1,700 customers utilizing ground transportation, commercial air carriers, and ocean vessels. Allstates supplements its freight forwarding services to include truck brokerage, warehousing and distribution, and other logistics services. Allstates operates 22 offices throughout the United States, including the corporate headquarters, and employs 93 people.

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


Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:


                             Three months ended December 31,
                                   2007           2006
                                 --------       ---------
Revenues                            100.0%        100.0%
Cost of transportation               72.1          69.4
                                 --------       ---------
Net revenue                          27.9          30.6

Operating expenses:
  Personnel costs                     8.3           8.1
  License commissions and royalties  12.7          14.1
  Other selling, general and
    administrative expenses           4.9           5.2
                                 --------       ---------
Total operating expenses             25.9          27.4

Operating income                      2.0           3.2
Net interest expense                 (0.4)         (0.4)
Other income/(expense)                0.1           0.0
                                 --------       ---------
Net income before tax provision       1.7           2.8

Tax provision                         0.8           1.3
Net income                            0.9%          1.5%
                                 ========       ==========
              1.5%

Revenue

Revenue of the Company represents gross consolidated sales less customer discounts. Total revenue for the quarter ended December 31, 2007 decreased by approximately $2.0 million, or 8.6%, to $20,773,000, over the quarter ended
December 31, 2006, reflecting lower total volume of shipments and total weight of cargo shipped. Domestic revenue was consistent with the prior year comparative period, increasing by approximately $42,000 or 0.2%, to $17,045,000, while international revenue decreased by approximately $2.0 million or 34.9%, to $3,727,000, versus the previous year. The reduction in international volume primarily reflects the elimination of specific business that was active during the previous fiscal year period, but since terminated due to the effects of a customer bankruptcy, the termination of an Allstates licensee, and a change in a customer's shipping preference.

Net Revenue

Net revenue represents the difference between gross sales and the cost of transportation. The cost of transportation is comprised primarily of amounts paid by the Company to carriers and cartage agents for the transport of cargo. Cost of transportation as a percentage of revenues increased by 2.7%, to 72.1% of sales, for the three months ended December 31, 2007, in comparison to the same period in the previous year. The cost of sales percentage increase primarily reflects more competitive pricing resulting in an increase in lower margin business as well as reduced margins on existing business during the quarter. In absolute terms, the cost of sales decreased by approximately $805,000 or 5.1%, to $14,980,000 during the three months ended December 31, 2007 versus the comparative period in the prior year, reflecting the decreased sales volume. Gross margins decreased to 27.9% during the quarter ended December 31, 2007 from 30.6% in the same quarter of the previous fiscal year. Net revenue decreased by approximately $1,153,000, to $5,793,000 for the three months ended December 31, 2007 versus the same three months of the prior year.


Selling, General and Administrative Expenses

As a percentage of revenue, operating expenses decreased by 1.4% for the three months ended December 31, 2007 in comparison to the three months ended December 31, 2006, primarily due to a decrease in licensee commissions expense manifested by the decrease in gross margin percent. In absolute terms, operating expenses decreased by approximately $843,000 or 13.6% during the three-month period ended
December 31, 2007 as compared to the same period in the prior fiscal year. The comparative decrease in SG&A expenses reflects the decrease in sales volume for the quarter, manifested primarily in lower costs for license commissions, cargo insurance and bonus expense.

Allstates pays commissions to licensees as compensation
for generating profits to the Company. Licensee commissions decreased by approximately $590,000 for the three-month period ended December 31, 2007 in comparison to the same period in
the previous year.   The lower expense is primarily due to the net
decrease in gross profit at our licensee owned stations, as well as the termination of one of our licensee agreements during the second quarter of fiscal 2007. As a percentage of revenue, licensee commissions and royalties decreased by 1.4%, to 12.7% of sales during the quarter ended December 31, 2007.

Cargo insurance decreased by approximately $60,000 during the three months ended December 31, 2007 as compared to the same period of the previous year. Cargo insurance expense, which is based on the amount of revenue, shipment weight and declared value for the period, was lower due to decreases in those variables.

Personnel expense decreased by approximately
$115,000 during the quarter ended December 31, 2007 as compared to the same quarter of the previous fiscal year, primarily reflecting a $172,000 bonus accrual made during the quarter ended December 31, 2006 that was not accrued during the quarter ended December 31, 2007. Allstates management will record a similar expense in the second quarter of fiscal 2008 when those bonuses are paid. Conversely, operations personnel salaries increased by approximately $68,000 during the quarter as headcount was increased at certain company owned stations to support their business.

Freight claims expense decreased by approximately
$58,000 during the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006, primarily reflecting claims paid to one customer during the prior year quarter related to stolen freight from fiscal 2005.

SG&A expenses presented for the three months ended
December 31, 2007 and 2006 are inclusive of expenditures to related parties totaling $471,789 and $626,625, respectively.

Income From Operations

Operating income decreased during the three months ended December 31, 2007 by approximately $310,000, to $424,000, compared to the same three month period in the previous year, for the reasons indicated above. In comparison to the respective period ended December 31, 2006, the operating margin for the three month period ended December 31, 2007 decreased by 1.2%, to 2.0% of sales.

Net Interest Expense

            Net interest expense increased by approximately $3,000 during the three months ended December 31, 2007, to $89,000 in comparison to the prior year, reflecting the combination of higher average borrowings applied to lower average borrowing rates.

Other income

            Other income totaled approximately $16,000 during the three months ended December 31, 2007, representing weekly payments totalling $22,000 received from a terminated licensee as part of the separation agreement, offset by approximately $6,000 foreign exchange losses.

Net Income

Income before income taxes decreased to $352,000
during the quarter ended December 31, 2007, versus $643,000 during the same period in the prior year. The Company recorded a tax provision of approximately $165,000 for the quarter ended December 31, 2007 as compared to a tax provision of $302,000 for quarter ended December 31, 2006. Net income after tax amounted to approximately $187,000 or 0.9% of revenues during the first quarter of Fiscal 2008 versus net income of approximately $341,000 or 1.5% of revenues in the first quarter of Fiscal 2007.


Liquidity and Capital Resources

            Net cash used for operating activities was approximately $54,000 for the three months ended December 31, 2007 compared to net cash used for operations of approximately
$33,000 for the three months ended December 31, 2006. For the three months ended December 31, 2007, cash was used to finance the $999,000 increase in accounts receivable, as well as a $41,000 decrease in income tax payable, offset by the $464,000 increase in accounts payable, and net income, net of non-cash charges, which totaled $307,000. For the three months ended
December 31, 2006, cash was used to finance the $4,157,000
increase in accounts receivable, offset by the $3,373,000 increase in accounts payable, a $283,000 swing increase in income taxes due, and the net income of the Company. Net income, net of non-cash charges totaled $456,000.

At December 31, 2007, the Company had cash of
$147,000 and net working capital of $1,914,000, compared with cash of $138,000 and net working capital of $1,735,000
respectively, at December 31, 2006.   The increase in working
capital at December 31, 2007 versus December 31, 2006 was primarily affected by the Company's net income during the preceding twelve months, offset by capital expenditures made during that period.

The Company's investing activities during the three months ended December 31, 2007 were primarily comprised of expenditures made for the benefit of the new computer system, primarily representing long term enhancements and improvements. For the three months ended December 31, 2007, capital expenditures amounted to approximately $77,000. Capital expenditures amounted to approximately $47,000 for the three months ended December 31, 2006.

            The Company has a commercial line of credit with a bank, pursuant to which the Company may borrow up to $3,000,000, based on a maximum of 70% of eligible accounts receivable. Per the agreement, which extends to May 28, 2008, interest on outstanding borrowings accrues at the banks prime rate of interest (7.25% at December 31, 2007). During the quarter ended December 31, 2007, Allstates borrowed $400,000 from the bank credit line. Outstanding borrowings on the line of credit at December 31, 2007 and 2006 were $2,300,000 and $1,900,000, respectively.


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

            Carpenter Environmental Associated, Inc. ("Carpenter") collected groundwater samples on November 30, 2007 and the sample result came back well above the NJDEP standard for acceptable benzene level. Because the sample taken contained a great deal of sediment, this could have resulted in elevated levels in the analysis. Allstates will arrange to install a well on the property to try to obtain a cleaner sample for submission to the state. Allstates counsel has received proposals to install the permanent monitoring well, perform two additional rounds of sampling, and prepare a closure report for submission to the NJDEP should the benzene levels come back below NJDEP standards during both sample rounds. The cost for this service would be approximately $11,000 to $15,000.

            If the additional rounds of sampling continue to come back above NJDEP standards, DEP will require submission of a revised CEA projecting when contamination will naturally degrade followed by sampling to confirm the accuracy of the new projection and reporting of the data. The estimated costs of the revised CEA, should it be required, and the associated sampling and reporting, is approximately $15,000 to $25,000, up to $6,000 of which is to be reimbursed by the purchaser pursuant to the Agreement of Sale.

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


Autosplice, Inc. v. Allstates WorldCargo, Inc.

On or about November 30, 2006, a complaint was filed against the Company in the Superior Court of California, County of San
Diego, Docket No. GIC876245. In that case, the plaintiff alleged breach of contract and tortious behavior in connection with a shipment of equipment handled by the Company. The plaintiff alleged that it was damaged in the amount of $139,379, which it sought to recover. The plaintiff has reserved the right to seek punitive damages in the amount of $400,000.

On June 11, 2007, the parties entered into a written Settlement Agreement pursuant to which the Company agreed to pay plaintiff the sum of $10,600 in full settlement of its claim, while at the same time the plaintiff agreed to pay the Company the sum of $5,362 for outstanding freight charges, for a net recovery by plaintiff of $5,238. The Company's insurance carrier paid the full amount of the settlement payment ($10,600) to plaintiff (less the applicable $1,000 deductible).

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

On or about March 30, 2007, the parties settled their dispute pursuant to a written Settlement Agreement, pursuant to which the Licensing Agreement was terminated in return for a series of payments to the Company over a period.


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

 ALLSTATES WORLDCARGO, INC.

 BY:              /s/ SAM DIGIRALOMO
             DATED:    February 14, 2008
             Sam DiGiralomo, President and CEO


 BY:             /s/ Craig D. Stratton
             DATED:       February 14, 2008
             Craig D. Stratton,
             CFO, Secretary,
             Treasurer and Principal Financial Officer